Form 10-Q
period 2022-09-30
Surfside Acquisition Inc.
filed 2022-11-14
CIK 1918102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	5,000,000
(Class)	Outstanding at November 10, 2022

SURFSIDE ACQUISITION INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED september 30, 2022

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

ii

Item 1. Financial Statements.

SURFSIDE Acquisition Corp.

September 30, 2022

SURFSIDE Acquisition Corp.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$721	$-
Total current assets	721	-
Total assets	$721	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$9,352	$-
Note payable - stockholder	42,005	12,025
Advances from stockholder	518	393
Total current liabilities	51,875	12,418
Total liabilities	51,875	12,418

Commitments and contingencies	-	-

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(51,654)	(12,918)
Total stockholders’ deficit	(51,154)	(12,418)
Total liabilities and stockholders’ deficit	$721	$-

See accompanying notes to condensed financial statements

SURFSIDE Acquisition Corp.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022

Revenue	$-	$-
General and administrative expenses	20,418	38,736

Loss from operations	(20,418)	(38,736)

Net loss	$(20,418)	$(38,736)

Weighted average common stock outstanding, basic and diluted	5,000,000	5,000,000

Net loss per share of common stock, basic and diluted	$(0.00)	$(0.01)

See accompanying notes to condensed financial statements

SURFSIDE Acquisition Corp.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

Three and Nine Months Ended September 30, 2022

(Unaudited)

	Common Stock		Accumulated	Shareholders’
	Shares	Amount	Deficit	Equity
Balances – December 31, 2021	5,000,000	$500	$(12,918)	$(12,418)
Net loss	-	-	(7,827)	(7,827)
Balances – March 31, 2022	5,000,000	500	(20,745)	(20,245)
Net loss	-	-	(10,491)	(10,491)
Balances – June 30, 2022	5,000,000	500	(31,236)	(30,736)
Net loss	-	-	(20,418)	(20,418)
Balances – September 30, 2022	5,000,000	$500	$(51,654)	$(51,154)

See accompanying notes to condensed financial statements

SURFSIDE Acquisition Corp.

CONDENSED STATEMENT OF CASH FLOWS

Nine Months Ended September 30, 2022

(Unaudited)

Nine Months Ended
September 30, 2022
Cash flows from operating activities:
Net loss	$(38,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expenses	9,352
Net cash used in operating activities	(29,384)

Cash flows from financing activities:
Proceeds from note payable - stockholder	30,105
Net cash provided by financing activities	30,105

Net change in cash	721
Cash - beginning of period	-
Cash - end of period	$721

See accompanying notes to condensed financial statements

SURFSIDE Acquisition Corp.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. Cash equivalents include all highly liquid investments with an original maturity of three months or less. There are no cash equivalents at September 30, 2022 and December 31, 2021.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share takes into effect any dilutive instruments, except when doing so would be anti-dilutive. As of September 30, 2022, there were no dilutive instruments.

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

Note 3. Capital Stock

Preferred Stock

As of September 30, 2022 and December 31, 2021, the Company has 10,000,000 shares of preferred stock, par value of $0.0001, authorized and none issued or outstanding.

Common Stock

As of September 30, 2022 and December 31, 2021, the Company has 50,000,000 shares of common stock, par value of $0.0001, authorized and has issued 5,000,000 shares of its common stock for $500 to the founders of the Company.

Note 4. Income Taxes

As of September 30, 2022 and December 31, 2021, the Company has approximately $10,800 and $2,700, respectively in gross deferred tax assets resulting from net operating loss carry-forwards of $51,600 and $12,900, respectively available to offset future taxable income through 2041 subject to the change in ownership provisions under IRC 382. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related tax benefits is uncertain.

The difference between the tax provision at the statutory federal income tax rate on September 30, 2022 and December 31, 2021, and the tax provisions attributable to loss before income taxes is as follows:

	September 30, 2022	December 31, 2021

Statutory federal income taxes	21.0%	21.0%
Valuation allowance	(21.0)%	(21.0)%
Effective income tax rate, net	-	-

Note 5. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable - Stockholder

On December 10, 2021, the Company issued a promissory note (the “Note”) to a stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of September 30, 2022 and December 31, 2021, the amount due under the note payable was $42,005 and $12,025, respectively.

Note 6. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred losses from inception of $51,654 and has a stockholders’ deficit of $51,154 as of September 30, 2022. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. As of September 30, 2022, the Company had $721 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however, there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had total assets equal to $721 comprised exclusively of cash. The Company’s current liabilities as of September 30, 2022 totaled $51,875 comprised of accounts payable and accrued expenses, advances from a stockholder, and amounts due under a note payable to a stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities for the nine months ended September 30, 2022:

Net Cash (Used In) Operating Activities	$(29,384)
Net Cash Provided by Financing Activities	30,105
Net Change in Cash	$721

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

Issuance of Promissory Note to a Stockholder and Director

On December 10, 2021, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of September 30, 2022, the total amount due under the note was $42,005.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company for the nine months ended September 30, 2022. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended September 30, 2022, the Company had a net loss of $20,418 and $38,736, comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 10, 2022	Surfside Acquisition Inc.

	By:	/s/ Ian Jacobs
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