Form 10-K
period 2023-12-31
Surfside Acquisition Inc.
filed 2024-04-01
CIK 1918102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission file number: 000-56407

Surfside Acquisition Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-4265302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 NE 5th Ave., Suite 401, Boca Raton, Florida 33432

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (561) 464-2841

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, and as of the date of this report, there were and are no non-affiliate holders of common stock of the registrant.

As of April 1, 2024, there were 5,000,000 shares of common stock, par value $0.0001, outstanding.

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

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. As of December 31, 2023, the Company had $774 cash, and its auditors have issued an opinion raising substantial doubt about its ability to continue as a going concern. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

In addition, management is currently involved with two other blank check companies—namely, Venetian-1 Acquisition Corp., and Aspen-1 Acquisition Inc. for the year ended December 31, 2023.

The Company may become associated with additional blank check companies at any time in the future. As a result, conflicts may arise during the pursuit of business combinations with other such companies with which our management is involved or may become involved with in the future if we and the other blank check companies that our officers and directors are affiliated with desire to take advantage of the same business opportunity.

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

It is likely that the Registrant will acquire its participation in a business opportunity through the issuance of its Common Stock or other securities of the Registrant, which could result in substantial dilution to the equity of stockholders of the Registrant immediately prior to the consummation of a transaction. Although the terms of any such transaction have not been identified and cannot be predicted, it is expected that any business combination transaction the Company may enter into would be structured as a “tax free” reorganization. It should be noted that the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”) depends upon the transaction meeting certain statutory and non-statutory requirements. There are different types of statutory requirements for each type of tax-free reorganization and thus each transaction must be reviewed carefully to determine its eligibility for a tax-free reorganization. One of the statutory requirements in a tax-free reorganization is that at least a certain percentage of the total consideration in the transaction must be voting stock of the acquirer corporation. This could result in substantial dilution to the equity of those who were stockholders of the Registrant prior to such reorganization. In addition, post-transaction dispositions of the Registrant’s stock received as consideration could have implications for the tax-free nature of the transaction in question. The Company does not intend to supply disclosure to stockholders concerning a target company prior to the consummation of a business combination transaction, unless required by applicable law or regulation. In the event a proposed business combination involves a change in a majority of the directors of the Company, the Company will file and provide to stockholders a Schedule 14F-1, which shall include, information concerning the target company, as required. The Company will file a current report on Form 8-K, as required, within four business days of a business combination which results in the Company ceasing to be a shell company. This Form 8-K will include complete disclosure of the target company, including audited financial statements.

The present stockholders of the Registrant will likely not have control of a majority of the voting securities of the Registrant following a reorganization transaction. As part of such a transaction, all or a majority of the Registrant’s directors may resign, and one or more new directors may be appointed without any vote by stockholders.

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

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. The costs that will be incurred are difficult to determine with any degree of specificity at this time, as such costs are expected to be dependent on factors such as (1) the amount of time it takes to identify and complete a business combination transaction; (2) the location, size and complexity of the business, of the target company; (3) whether current stockholders of the Company will retain equity in the Company; (4) the scope of the due diligence investigation required; (5) the involvement of the Company’s auditors in the transaction; (6) possible changes in the Company’s capital structure in connection with the transaction; (7) and whether funds may be raised contemporaneously with the transaction. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred. The Company has not established a timeline with respect to the identification of a business combination target.

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

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1.235 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second quarter of any fiscal year following the anniversary of the initial reporting.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

Management believes the Company has adequate processes and systems to maintain the confidentiality of its communications and records. However, given our current business plan and lack of significant operations and employees, management does not believe that cybersecurity threats constitute a material risk for the Company. The Company currently does not have formal processes for assessing, identifying and managing risks from cybersecurity threats to the Company directly or through third-party service providers. We do not engage assessors, consultants, auditors or other third parties in connection with cybersecurity.

The Company has not experienced any cybersecurity incidents to date.

Governance

The board of directors oversees risks from cybersecurity threats as part of its risk oversight function. However, there are no specific processes or committees by which the board of directors may be informed about such risks.

Management is responsible for assessing and managing the any material risks to the Company from cybersecurity threats. However, management has no specific expertise in such matters, and there are no specific processes by which management is informed about or monitors the prevention, detection, mitigation and remediation of cybersecurity incidents. If any such risks were identified, management would report such risks to the board of directors.

If and when the Company completes a merger or other acquisition, the board of directors and management will assess the risks of cybersecurity threats to its business adopt processes for assessing, identifying and managing risks from cybersecurity threats as warranted.

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

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1.235 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three- year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. As of December 31, 2023 and 2022, the Company had cash of $774 and $69, respectively. On December 10, 2021, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of December 31, 2023, the total amount due under the note was $99,525. The note is filed herewith as Exhibit 10.1. Except as disclosed herein, we currently have no other agreements or specific arrangements in place with our stockholders, management or other investors.

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

As of December 31, 202, the Company, had $774 of cash and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $40,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

As of the date of this Form 10-K, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business opportunities for the Company.

Liquidity and Capital Resources

As of December 31, 2023, the Company had total assets equal to $774 comprised exclusively of cash. The Company’s current liabilities as of December 31, 2023, totaled $110,225 and was comprised of accounts payable and accrued expenses, and amounts due under a note payable to a stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	For the Years Ended
	December 31,
	2023	2022
Net Cash Used In Operating Activities	$(46,277)	$(40,056)
Net Cash Provided by Financing Activities	$46,982	$40,125
Net Change in Cash	$705	$69

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

Issuance of Promissory Note to a Stockholder and Director

On December 10, 2021, the Company issued a promissory note (the “Note”) to the majority stockholder of the Company, Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of December 31, 2023, the total amount due under the note was $99,525.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company for the years ended December 31, 2023 and 2022. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operations for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the years ended December 31, 2023, and 2022, the Company had a net loss of $47,625 and $49,408, respectively, comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses.

As of December 31, 2023, the Company had $774 in cash and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $40,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Recent Accounting Pronouncements

Our management does not believe that any other recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the accompanying financial statements.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed financial statements in conformity with U.S. GAAP.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2023.

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

Item 9B. Other Information.

No director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5–1(c); or (ii) any “non-Rule 10b5–1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our officer and directors, and additional information concerning each of them, are as follows:

Name	Age	Position(s)
Ian Jacobs	47	President, Chief Executive Officer, Chief Financial Officer , Secretary and Director

Mark Tompkins	61	Director

Ian Jacobs has served as the Company’s President, Secretary, Chief Executive Officer, Chief Financial Officer and Director since inception. Mr. Jacobs has also served as President, Secretary, Chief Executive Officer, Chief Financial Officer and as a Director of Venetian-1 Acquisition Corp. since September 24, 2021, and of Aspen-1 Acquisition Inc. since December 10, 2021. Mr. Jacobs previously served as the President, Secretary, Chief Executive Officer, Chief Financial Officer and Director of Max-1 Acquisition Corporation, now known as Exicure, Inc. [Nasdaq: XCUR], from February 2017 to September 2017, of Lola One Acquisition Corporation, now known as Amesite Inc. [Nasdaq: AMST], from April 2017 to April 2018, of Peninsula Acquisition Corporation, now known as Transphorm, Inc. [Nasdaq: TGAN], from June 2017 to February 2020, of Olivia Ventures, Inc., now known as Compass Therapeutics, Inc. [Nasdaq: CMPX], from March 2018 to June 2020, of Malo Holdings Corporation, now known as Augmedix, Inc. [Nasdaq: AUGX], from December 2018 to October 2020, of Odyssey Semiconductor Technologies, Inc. [OTCQB: ODII], from April 2019 to June 2019, of Parasol Investments Corporation, now known as SmartKem, Inc. [OTCQB:SMTK], from May 2020 to February 2021, of Parc Investments, Inc., now known as Aeluma, Inc. [OTCQB: ALMU], from August 2020 to June 2021, of Laffin Acquisition Corp., now known as Guerrilla RF, Inc. [OTCQX: GUER], from November 2020 to October 2021, of Perfect Moment Ltd. [NYSE American: PMNT] from January 2021 to March 2021, and of Patricia Acquisition Corp., now known as Serve Robotics Inc. [OTCQB: SBOT], from November 2020 to July 2023. Mr. Jacobs has also been an associate of Montrose Capital Partners Limited, or Montrose Capital, since 2008. Montrose Capital is a privately held company, which focuses on identifying public markets venture capital investment opportunities in high growth early-stage companies. Montrose Capital is a sector agnostic privately held firm which has identified and invested, through its principal owners, in a wide spectrum of global industries, including in biotechnology, specialty pharmaceuticals, medical devices, robotics, and technology. Mr. Jacobs received a B.S. in Finance from the University of South Florida. Mr. Jacobs’ past experience identifying investment opportunities and investing in early-stage companies will be beneficial to the Company as its seeks to identify a business combination target which led to the conclusion that he should serve as a director of the Company.

Mark Tompkins has served as a Director of the Company since inception. Mr. Tompkins has also served as a Director of Venetian-1 Acquisition Corp. since September 24, 2021, and of Aspen-1 Acquisition Inc. since December 10, 2021. Mr. Tompkins previously served as a Director of Max-1 Acquisition Corporation, now known as Exicure, Inc. [Nasdaq: XCUR], from February 2017 to September 2017, of Lola One Acquisition Corporation, now known as Amesite Inc. [Nasdaq: AMST], from April 2017 to April 2018, of Peninsula Acquisition Corporation, now known as Transphorm, Inc. [Nasdaq: TGAN], from June 2017 to February 2020, of Olivia Ventures, Inc., now known as Compass Therapeutics, Inc. [Nasdaq: CMPX], from March 2018 to June 2020, of Malo Holdings Corporation, now known as Augmedix, Inc. [Nasdaq: AUGX], from December 2018 to October 2020, of Odyssey Semiconductor Technologies, Inc. [OTCQB: ODII], from April 2019 to June 2019, of Parasol Investments Corporation, now known as SmartKem, Inc. [OTCQB:SMTK], from May 2020 to February 2021, of Parc Investments, Inc., now known as Aeluma, Inc [OTCQB: ALMU], from August 2020 to June 2021, of Laffin Acquisition Corp., now known as Guerrilla RF, Inc. [OTCQX: GUER], from November 2020 to October 2021, of Perfect Moment Ltd. [NYSE American: PMNT] from January 2021 to March 2021, and of Patricia Acquisition Corp., now known as Serve Robotics Inc. [OTCQB: SBOT], from November 2020 to July 2023. Mr. Tompkins is a founder of Montrose Capital and has served as its President since its inception in 2001. Montrose Capital is a privately held company, which focuses on identifying public markets venture capital investment opportunities in high growth early-stage companies. Montrose Capital is a sector agnostic privately held firm which has identified and invested, through its principal owners, in a wide spectrum of global industries, including in biotechnology, specialty pharmaceuticals, medical devices, robotics, and technology. Mr. Tompkins’ past experience identifying investment opportunities and investing in early-stage companies will be beneficial to the Company as it seeks to identify a business combination target which led to the conclusion that he should serve as a director of the Company.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past ten years.

Committees

The board of directors does not have any standing committees.

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

No securities of the Company are publicly traded or listed or quoted on any exchange or quotation system, and all of its outstanding securities are restricted securities (as defined in Rule 144 under the Securities Act) bearing customary legends and restrictions on transfer and are held by two holders, who management believes are familiar with the applicable insider trading laws, rules and regulations; therefore, management believes that insider trading policies and procedures governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees, or the Company itself, are not necessary at this time, and the Company has not adopted any such policies or procedures.

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officer and directors during the years ended December 31, 2023 and 2022.

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Ian Jacobs (1)	2023	None	None	None	None	None
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2022	None	None	None	None	None

Mark Tompkins (2)	2023	None	None	None	None	None
Director	2022	None	None	None	None	None

(1)	Ian Jacobs was appointed to serve as a member of the Company’s board of directors and as its President, Chief Executive Officer, Chief Financial Officer and Secretary on December 10, 2021.

(2)	Mark Tompkins was appointed to serve as a member of the Company’s board of directors on December 10, 2021.

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

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class
Directors and Named Executive Officers:
Mark Tompkins(1) Apt. 1, Via Guidino 23, 6900 Lugano Paradiso, Switzerland	4,750,000	95%

Ian Jacobs(2) 55 NE 5th Ave, Suite 401, Boca Raton, Florida 33432	250,000	5%

All Directors and Officers as a Group (2 individuals)	5,000,000	100%

Other More than 5% Stockholders:
N/A	-	-

(1)	Mark Tompkins serves as a director of the Company.

(2)	Ian Jacobs serves as President, Secretary, Chief Executive Officer, Chief Financial Officer and a director of the Company.

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

On December 10, 2021, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of December 31, 2023, the total amount due under the note was $99,525.

The Company currently uses the office space and equipment of its management at no cost.

Item 14. Principal Accounting Fees and Services.

Raich Ende Malter & Co. LLP (“REM”) was the Company’s independent registered public accounting firm from December 2021 through June 2022. Effective July 2022, Grassi & Co., CPAs, P.C. (“Grassi”) were appointed as the Company’s independent registered public accounting firm. Set below are aggregate fees billed by Grassi and REM for professional services rendered for the years ended December 31, 2023 and 2022.

Audit Fees

The fees for the audit services billed and to be billed by Grassi for the year ended December 31, 2023, amounted to $17,250.

The fees for the audit services billed by Grassi and REM for the year ended December 31, 2022, amounted to $24,750.

Audit-Related Fees

There were no audit-related fees billed by Grassi and REM for the years ended December 31, 2023 and 2022.

Tax Fees

The fees for the tax services billed and to be billed by Grassi for professional services for tax compliance, tax advice, and tax planning for the year ended December 31, 2023, amounted to $2,500.

The fees for the tax services billed by Grassi and REM for professional services for tax compliance, tax advice, and tax planning for the year ended December 31, 2022, amounted to $2,750.

All Other Fees

There were no fees billed by Grassi and REM for other products and services for the years ended December 31, 2023 and 2022.

Audit Committee’s Pre-Approval Process

The Company does not have a standing audit committee or a committee performing similar functions.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

We have filed the following documents as part of this Form 10-K:

1. Financial Statements

2. Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included.

3. Exhibits.

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on March 21, 2022)

3.2	By-Laws (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on March 21, 2022)

4.1	Description of Registrant’s Securities (incorporated by reference from Item 11 of the Company’s registration Statement on Form 10 filed with SEC on March 18, 2022)

10.1	Promissory Note issued by the Company to Mark Tompkins, dated December 10, 2021 (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on March 21, 2022)

10.2	Common Stock Purchase Agreement by and between the Company and Mark Tompkins, dated December 10, 2021 (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on March 21, 2022)

10.3	Common Stock Purchase Agreement by and between the Company and Ian Jacobs, dated December 10, 2021 (incorporated by reference from the corresponding numbered exhibit in the Company’s registration statement on Form 10 filed with the SEC on March 21, 2022)

31.1*	Certification of Principal Executive, Financial and Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive, Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURFSIDE ACQUISITION INC.

Date: April 1, 2024	By:	/s/ Ian Jacobs
Ian Jacobs
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Ian Jacobs	President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	April 1, 2024
	Ian Jacobs	(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

By:	/s/ Mark Tompkins	Director	April 1, 2024
Mark Tompkins

SURFSIDE ACQUISITION INC.

December 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Surfside Acquisition, Inc.

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Surfside Acquisition, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has incurred losses from inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ GRASSI & CO., CPAs, P.C.
PCAOB ID # 606 We have served as the Company’s auditors since 2022.

Jericho, New York

April 1, 2024

SURFSIDE ACQUISITION INC.

BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets
Cash	$774	$69
Total current assets	774	69
Total assets	$774	$69

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$10,700	$9,352
Note payable - stockholder	99,525	52,025
Advances from stockholder	-	518
Total current liabilities	110,225	61,895
Total liabilities	110,225	61,895

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(109,951)	(62,326)
Total stockholders’ deficit	(109,451)	(61,826)
Total liabilities and stockholders’ deficit	$774	$69

See accompanying notes to financial statements.

SURFSIDE ACQUISITION INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Revenue	$-	$-
General and administrative expenses	47,625	49,408
Loss from operations	(47,625)	(49,408)

Net loss	$(47,625)	$(49,408)

Weighted average common stock outstanding, basic and diluted	5,000,000	5,000,000

Net loss per share of common stock, basic and diluted	$(0.01)	$(0.01)

See accompanying notes to financial statements.

SURFSIDE ACQUISITION INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2023 and 2022

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balances – December 31, 2021	5,000,000	$500	$(12,918)	$(12,418)
Net loss	-	-	(49,408)	(49,408)
Balances - December 31, 2022	5,000,000	500	(62,326)	(61,826)
Net loss	-	-	(47,625)	(47,625)
Balances - December 31, 2023	5,000,000	$500	$(109,951)	$(109,451)

See accompanying notes to financial statements.

SURFSIDE ACQUISITION INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(47,625)	$(49,408)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expenses	1,348	9,352
Net cash used in operating activities	(46,277)	(40,056)

Cash flows from financing activities:
Proceeds from stockholder advances	-	125
Repayments of stockholder advances	(518)	-
Proceeds from note payable - stockholder	47,500	40,000
Net cash provided by financing activities	46,982	40,125

Net change in cash	705	69
Cash - beginning of year	69	-
Cash - end of year	$774	$69

See accompanying notes to financial statements.

SURFSIDE ACQUISITION INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2023

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

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share takes into effect any dilutive instruments, except when doing so would be anti-dilutive. As of December 31, 2023 and 2022, there were no dilutive instruments.

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

Note 3. Capital Stock

Preferred Stock

As of December 31, 2023 and 2022, the Company has 10,000,000 shares of preferred stock, par value of $0.0001, authorized and none issued or outstanding.

Common Stock

As of December 31, 2023 and 2022, the Company has 50,000,000 shares of common stock, par value of $0.0001, authorized and has issued 5,000,000 shares of its $0.0001 par value common stock for $500 to the founders of the Company.

Note 4. Income Taxes

As of December 31, 2023 and 2022, the Company has approximately $23,100 and $13,100 in gross deferred tax assets resulting from net operating loss carry-forwards of $110,000 and $62,300, respectively, available to offset future taxable income through 2041 subject to the change in ownership provisions under IRC 382. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related tax benefits is uncertain.

The difference between the tax provision at the statutory federal income tax rate on December 31, 2023 and 2022, and the tax provisions attributable to loss before income taxes is as follows:

	2023	2022
Statutory federal income taxes	21.0%	21.0%
Valuation allowance	(21.0)%	(21.0)%
Effective income tax rate, net	-	-

Note 5. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable - Stockholder

On December 10, 2021, the Company issued a promissory note (the “Note”) to a stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of December 31, 2023 and 2022, the amount due under the note payable was $99,525 and $52,025, respectively.

Note 6. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has accumulated deficit and total stockholders’ deficit of $109,951 and $109,451, respectively as of December 31, 2023. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.