Form 10-Q
period 2024-06-30
Surfside Acquisition Inc.
filed 2024-08-13
CIK 1918102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	5,000,000
(Class)	Outstanding at August 13, 2024

SURFSIDE ACQUISITION INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED June 30, 2024

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

ii

Item 1. Financial Statements.

SURFSIDE Acquisition INC.

June 30, 2024

SURFSIDE Acquisition INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash	$522	$774
Total current assets	522	774
Total assets	$522	$774

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$10,700	$10,700
Note payable - stockholder	122,025	99,525
Total current liabilities	132,725	110,225
Total liabilities	132,725	110,225

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(132,703)	(109,951)
Total stockholders’ deficit	(132,203)	(109,451)
Total liabilities and stockholders’ deficit	$522	$774

See accompanying notes to condensed financial statements.

SURFSIDE Acquisition INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$-	$-	$-	$-
General and administrative expenses	11,461	12,837	22,752	25,636
Loss from operations	(11,461)	(12,837)	(22,752)	(25,636)

Net loss	$(11,461)	$(12,837)	$(22,752)	$(25,636)
Weighted average common stock outstanding, basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

Net loss per share of common stock, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to condensed financial statements.

SURFSIDE Acquisition INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Three and Six Months Ended June 30, 2023
				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balances - December 31, 2022	5,000,000	$500	$(62,326)	$(61,826)
Net loss	-	-	(12,799)	(12,799)
Balances – March 31, 2023	5,000,000	500	(75,125)	(74,625)
Net loss	-	-	(12,837)	(12,837)
Balances – June 30, 2023	5,000,000	$500	$(87,962)	$(87,462)

Three and Six Months Ended June 30, 2024

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balances - December 31, 2023	5,000,000	$500	$(109,951)	$(109,451)
Net loss	-	-	(11,291)	(11,291)
Balances – March 31, 2024	5,000,000	500	(121,242)	(120,742)
Net loss	-	-	(11,461)	(11,461)
Balances – June 30, 2024	5,000,000	$500	$(132,703)	$(132,203)

See accompanying notes to condensed financial statements.

SURFSIDE Acquisition INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(22,752)	$(25,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expenses	-	1,248
Net cash used in operating activities	(22,752)	(24,388)

Cash flows from financing activities:
Repayments of stockholder advances	-	(518)
Proceeds from note payable - stockholder	22,500	27,500
Net cash provided by financing activities	22,500	26,982

Net change in cash	(252)	2,594
Cash - beginning of period	774	69
Cash - end of period	$522	$2,663

See accompanying notes to condensed financial statements.

SURFSIDE Acquisition INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2024

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share takes into effect any dilutive instruments, except when doing so would be anti-dilutive. As of June 30, 2024 and 2023, there were no dilutive instruments.

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

Note 3. Capital Stock

Preferred Stock

As of June 30, 2024 and December 31, 2023, the Company has 10,000,000 shares of preferred stock, par value of $0.0001, authorized and none issued or outstanding.

Common Stock

As of June 30, 2024 and December 31, 2023, the Company has 50,000,000 shares of common stock, par value of $0.0001, authorized and 5,000,000 shares issued and outstanding.

Note 4. Income Taxes

As of June 30, 2024 and December 31, 2023, the Company has approximately $27,900 and $23,100, respectively in gross deferred tax assets resulting from net operating loss carry-forwards of $133,000 and $110,000, respectively available to offset future taxable income through 2041 subject to the change in ownership provisions under IRC 382. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related tax benefits is uncertain.

The difference between the tax provision at the statutory federal income tax rate on June 30, 2024, and December 31, 2023, and the tax provisions attributable to loss before income taxes is as follows:

	June 30, 2024	December 31, 2023
Statutory federal income taxes	21.0%	21.0%
Valuation allowance	(21.0)%	(21.0)%
Effective income tax rate, net	-	-

Note 5. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable - Stockholder

On December 10, 2021, the Company issued a promissory note (the “Note”) to a stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2024, and December 31, 2023, the amount due under the note payable was $122,025 and $99,525, respectively.

Note 6. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has accumulated deficit and total stockholders’ deficit of $132,703 and $132,203, respectively as of June 30, 2024. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. As of June 30, 2024, the Company had cash of $522. On December 10, 2021, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2024, the total amount due under the note was $122,025. The note is filed herewith as Exhibit 10.1. Except as disclosed herein, we currently have no other agreements or specific arrangements in place with our stockholders, management or other investors.

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

As of June 30, 2024, the Company had $522 of cash and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $40,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Liquidity and Capital Resources

As of June 30, 2024, the Company had total assets equal to $522 comprised exclusively of cash. The Company’s current liabilities as of June 30, 2024 totaled $132,725 and was comprised of accounts payable and accrued expenses and amounts due under a note payable to a stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	For the six months ended June 30,
	2024	2023
Net Cash Used In Operating Activities	$(22,752)	$(24,388)
Net Cash Provided by Financing Activities	22,500	26,982
Net Change in Cash	$(252)	$2,594

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

Issuance of Promissory Note to a Stockholder and Director

On December 10, 2021, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2024, the total amount due under the note was $122,025.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company for the six months ended June 30, 2024. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2024, and 2023, the Company had a net loss of $11,461 and $12,837, respectively, and for the six months ended June 30, 2024 and 2023, the Company had a net loss of $22,752 and $25,636 respectively, comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 13, 2024	Surfside Acquisition Inc.

	By:	/s/ Ian Jacobs
Ian Jacobs
Chief Executive Officer, President,
Chief Financial Officer,
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