Form 10-K
period 2024-12-31
Surfside Acquisition Inc.
filed 2025-03-28
CIK 1918102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, and as of the date of this report, there were and are no non-affiliate holders of common stock of the registrant.

As of March 28, 2025, there were 5,000,000 shares of common stock, par value $0.0001, outstanding.

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

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. As of December 31, 2024, the Company had $3,464 cash, and its auditors have issued an opinion raising substantial doubt about its ability to continue as a going concern. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

In addition, management is currently involved with another blank check company—namely, Aspen-1 Acquisition Inc. for the year ended December 31, 2024.

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. As of December 31, 2024 and 2023, the Company had cash of $3,464 and $774, respectively. On December 10, 2021, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of December 31, 2024, the total amount due under the note was $147,025. The note is filed herewith as Exhibit 10.1. Except as disclosed herein, we currently have no other agreements or specific arrangements in place with our stockholders, management or other investors.

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

As of December 31, 2024, the Company had $3,464 of cash and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $45,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

We have not established a specific timeline, nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities, including Montrose Capital, will locate a business combination target. We expect that funds in the amount of approximately $45,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our management and stockholders have indicated an intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements, however, there are no agreements in effect between the Company and our management or stockholders specifically requiring they provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

As of the date of this Form 10-K, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business opportunities for the Company.

Liquidity and Capital Resources

As of December 31, 2024, the Company had total assets equal to $3,464 comprised exclusively of cash. The Company’s current liabilities as of December 31, 2024, totaled $157,725 and was comprised of accounts payable and accrued expenses, and amounts due under a note payable to a stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	For the Years Ended
	December 31,
	2024	2023
Net Cash Used In Operating Activities	$(44,810)	$(46,277)
Net Cash Provided by Financing Activities	$47,500	$46,982
Net Change in Cash	$2,690	$705

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

Issuance of Promissory Note to a Stockholder and Director

On December 10, 2021, the Company issued a promissory note (the “Note”) to the majority stockholder of the Company, Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of December 31, 2024, the total amount due under the note was $147,025.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company for the years ended December 31, 2024 and 2023. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operations for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the years ended December 31, 2024, and 2023, the Company had a net loss of $44,810 and $47,625, respectively, comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses.

As of December 31, 2024, the Company had $3,464 in cash and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $45,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2024.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our officer and directors, and additional information concerning each of them, are as follows:

Name	Age	Position(s)
Ian Jacobs	48	President, Chief Executive Officer, Chief Financial Officer , Secretary and Director

Mark Tompkins	62	Director

Ian Jacobs has served as the Company’s President, Secretary, Chief Executive Officer, Chief Financial Officer and Director since inception. Mr. Jacobs has also served as President, Secretary, Chief Executive Officer, Chief Financial Officer and as a Director of Aspen-1 Acquisition Inc. since December 10, 2021. Mr. Jacobs previously served as the President, Secretary, Chief Executive Officer, Chief Financial Officer and Director of Max-1 Acquisition Corporation, now known as Exicure, Inc. [Nasdaq: XCUR], from February 2017 to September 2017, of Lola One Acquisition Corporation, now known as Amesite Inc. [Nasdaq: AMST], from April 2017 to April 2018, of Peninsula Acquisition Corporation, now known as Transphorm, Inc. [Nasdaq: TGAN], from June 2017 to February 2020, of Olivia Ventures, Inc., now known as Compass Therapeutics, Inc. [Nasdaq: CMPX], from March 2018 to June 2020, of Malo Holdings Corporation, now known as Augmedix, Inc. [Nasdaq: AUGX], from December 2018 to October 2020, of Odyssey Semiconductor Technologies, Inc. [OTCQB: ODII], from April 2019 to June 2019, of Parasol Investments Corporation, now known as SmartKem, Inc. [OTCQB:SMTK], from May 2020 to February 2021, of Parc Investments, Inc., now known as Aeluma, Inc. [OTCQB: ALMU], from August 2020 to June 2021, of Laffin Acquisition Corp., now known as Guerrilla RF, Inc. [OTCQX: GUER], from November 2020 to October 2021, of Perfect Moment Ltd. [NYSE American: PMNT] from January 2021 to March 2021, of Patricia Acquisition Corp., now known as Serve Robotics Inc. [OTCQB: SBOT], from November 2020 to July 2023, and of Venetian-1 Acquisition Corp., now known as Lomond Therapeutics Holdings, Inc., from September 24, 2021 to September 20, 2024. Mr. Jacobs has also been an associate of Montrose Capital Partners Limited, or Montrose Capital, since 2008. Montrose Capital is a privately held company, which focuses on identifying public markets venture capital investment opportunities in high growth early-stage companies. Montrose Capital is a sector agnostic privately held firm which has identified and invested, through its principal owners, in a wide spectrum of global industries, including in biotechnology, specialty pharmaceuticals, medical devices, robotics, and technology. Mr. Jacobs received a B.S. in Finance from the University of South Florida. Mr. Jacobs’ past experience identifying investment opportunities and investing in early-stage companies will be beneficial to the Company as its seeks to identify a business combination target which led to the conclusion that he should serve as a director of the Company.

Mark Tompkins has served as a Director of the Company since inception. Mr. Tompkins has also served as a Director of Aspen-1 Acquisition Inc. since December 10, 2021. Mr. Tompkins previously served as a Director of Max-1 Acquisition Corporation, now known as Exicure, Inc. [Nasdaq: XCUR], from February 2017 to September 2017, of Lola One Acquisition Corporation, now known as Amesite Inc. [Nasdaq: AMST], from April 2017 to April 2018, of Peninsula Acquisition Corporation, now known as Transphorm, Inc. [Nasdaq: TGAN], from June 2017 to February 2020, of Olivia Ventures, Inc., now known as Compass Therapeutics, Inc. [Nasdaq: CMPX], from March 2018 to June 2020, of Malo Holdings Corporation, now known as Augmedix, Inc. [Nasdaq: AUGX], from December 2018 to October 2020, of Odyssey Semiconductor Technologies, Inc. [OTCQB: ODII], from April 2019 to June 2019, of Parasol Investments Corporation, now known as SmartKem, Inc. [OTCQB:SMTK], from May 2020 to February 2021, of Parc Investments, Inc., now known as Aeluma, Inc [OTCQB: ALMU], from August 2020 to June 2021, of Laffin Acquisition Corp., now known as Guerrilla RF, Inc. [OTCQX: GUER], from November 2020 to October 2021, of Perfect Moment Ltd. [NYSE American: PMNT] from January 2021 to March 2021, of Patricia Acquisition Corp., now known as Serve Robotics Inc. [OTCQB: SBOT], from November 2020 to July 2023, and of Venetian-1 Acquisition Corp., now known as Lomond Therapeutics Holdings, Inc., from September 24, 2021 to September 20, 2024. Mr. Tompkins is a founder of Montrose Capital and has served as its President since its inception in 2001. Montrose Capital is a privately held company, which focuses on identifying public markets venture capital investment opportunities in high growth early-stage companies. Montrose Capital is a sector agnostic privately held firm which has identified and invested, through its principal owners, in a wide spectrum of global industries, including in biotechnology, specialty pharmaceuticals, medical devices, robotics, and technology. Mr. Tompkins’ past experience identifying investment opportunities and investing in early-stage companies will be beneficial to the Company as it seeks to identify a business combination target which led to the conclusion that he should serve as a director of the Company.

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

At the time a trading market for the Company’s shares of common stock develops, the current officers and directors will recommend that such a policy be adopted.

Item 11. Executive Compensation.

The following table sets forth the cash and other compensation paid by the Company to its officer and directors during the years ended December 31, 2024 and 2023.

Name and Position	Year	Salary	Bonus	Option Awards	All other Compensation	Total
Ian Jacobs (1)	2024	None	None	None	None	None
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director	2023	None	None	None	None	None

Mark Tompkins (2)	2024	None	None	None	None	None
Director	2023	None	None	None	None	None

(1)	Ian Jacobs was appointed to serve as a member of the Company’s board of directors and as its President, Chief Executive Officer, Chief Financial Officer and Secretary on December 10, 2021.

(2)	Mark Tompkins was appointed to serve as a member of the Company’s board of directors on December 10, 2021.

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

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees. Furthermore, as there are no equity awards issued or contemplated to be issued by the Company at this time, there are no policies and practices related to the grant of certain equity awards close in time to the release of material nonpublic information pursuant to 402(x) of Regulation S-K.

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

On December 10, 2021, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of December 31, 2024, the total amount due under the note was $147,025.

The Company currently uses the office space and equipment of its management at no cost.

Item 14. Principal Accounting Fees and Services.

Grassi & Co., CPAs, P.C. (“Grassi”) was the Company’s independent registered public accounting firm for years 2024 and 2023. Set below are aggregate fees billed by Grassi for professional services rendered for the years ended December 31, 2024 and 2023.

Audit Fees

The fees for the audit services billed and to be billed by Grassi for the year ended December 31, 2024, amounted to $18,025 and $17,250, respectively.

Audit-Related Fees

There were no audit-related fees billed by Grassi for the years ended December 31, 2024 and 2023.

Tax Fees

The fees for the tax services billed and to be billed by Grassi for professional services for tax compliance, tax advice, and tax planning for the year ended December 31, 2024 and 2023, amounted to $2,525 and $2,500, respectively.

All Other Fees

There were no fees billed by Grassi for other products and services for the years ended December 31, 2024 and 2023.

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

SURFSIDE ACQUISITION INC.

Date: March 28, 2025	By:	/s/ Ian Jacobs
Ian Jacobs
President, Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

By:	/s/ Ian Jacobs	President, Chief Executive Officer, Chief Financial Officer,	March 28, 2025
	Ian Jacobs	Secretary and Director (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

By:	/s/ Mark Tompkins	Director	March 28, 2025
Mark Tompkins

SURFSIDE ACQUISITION INC.

December 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Surfside Acquisition, Inc.

Boca Raton, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Surfside Acquisition, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

GRASSI & CO., CPAs, P.C.

PCAOB ID # 606

We have served as the Company’s auditors since 2022.

Jericho, New York

March 28, 2025

SURFSIDE ACQUISITION INC.

BALANCE SHEETS

	December 31,
	2024	2023
ASSETS
Current assets
Cash	$3,464	$774
Total current assets	3,464	774
Total assets	$3,464	$774

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$10,700	$10,700
Note payable - stockholder	147,025	99,525
Total current liabilities	157,725	110,225
Total liabilities	157,725	110,225

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(154,761)	(109,951)
Total stockholders’ deficit	(154,261)	(109,451)
Total liabilities and stockholders’ deficit	$3,464	$774

See accompanying notes to financial statements.

SURFSIDE ACQUISITION INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023
Revenue	$-	$-
General and administrative expenses	44,810	47,625
Loss from operations	(44,810)	(47,625)

Net loss	$(44,810)	$(47,625)

Weighted average common stock outstanding, basic and diluted	5,000,000	5,000,000

Net loss per share of common stock, basic and diluted	$(0.01)	$(0.01)

See accompanying notes to financial statements.

SURFSIDE ACQUISITION INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2024 and 2023

				Total
	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balances – December 31, 2022	5,000,000	$500	$(62,326)	$(61,826)
Net loss	-	-	(47,625)	(47,625)
Balances - December 31, 2023	5,000,000	500	(109,951)	(109,451)
Net loss	-	-	(44,810)	(44,810)
Balances - December 31, 2024	5,000,000	$500	$(154,761)	$(154,261)

See accompanying notes to financial statements.

SURFSIDE ACQUISITION INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(44,810)	$(47,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expenses	-	1,348
Net cash used in operating activities	(44,810)	(46,277)

Cash flows from financing activities:
Repayments of stockholder advances	-	(518)
Proceeds from note payable - stockholder	47,500	47,500
Net cash provided by financing activities	47,500	46,982

Net change in cash	2,690	705
Cash - beginning of year	774	69
Cash - end of year	$3,464	$774

See accompanying notes to financial statements.

SURFSIDE ACQUISITION INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2024

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share takes into effect any dilutive instruments, except when doing so would be anti-dilutive. As of December 31, 2024 and 2023, there were no dilutive instruments.

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

Additionally, the Company is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the ordinary shares held by non-affiliates equals or exceeds $250 million as of the prior September 30, and (2) the annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of the ordinary shares held by non-affiliates equals or exceeds $700 million as of the prior September 30.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 will become effective for Annual periods beginning after December 15, 2024. The Company is still reviewing the impact of ASU 2023-09.

The Company does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Capital Stock

Preferred Stock

As of December 31, 2024 and 2023, the Company has 10,000,000 shares of preferred stock, par value of $0.0001, authorized and none issued or outstanding.

Common Stock

As of December 31, 2024 and 2023, the Company has 50,000,000 shares of common stock, par value of $0.0001, authorized and has issued 5,000,000 shares of its $0.0001 par value common stock for $500 to the founders of the Company.

Note 4. Income Taxes

As of December 31, 2024 and 2023, the Company has approximately $32,500 and $23,100 in gross deferred tax assets resulting from net operating loss carry-forwards of $155,000 and $110,000, respectively, available to offset future taxable income through 2041 subject to the change in ownership provisions under IRC 382. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related tax benefits is uncertain.

The difference between the tax provision at the statutory federal income tax rate on December 31, 2024 and 2023, and the tax provisions attributable to loss before income taxes is as follows:

	2024	2023
Statutory federal income taxes	21.0%	21.0%
Valuation allowance	(21.0)%	(21.0)%
Effective income tax rate, net	-	-

Note 5. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable - Stockholder

On December 10, 2021, the Company issued a promissory note (the “Note”) to a stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of December 31, 2024 and 2023, the amount due under the note payable was $147,025 and $99,525, respectively.

Note 6. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has accumulated deficit and total stockholders’ deficit of $154,761 and $154,261, respectively as of December 31, 2024. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

The accompanying financial statements do not include any adjustments that might be required should the Company be unable to continue as a going concern.

Note 7. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in the financial statements.

Formation of New Blank Check Company

On January 2, 2025, the related party owners of the Company formed a new blank check company, Orielle Acquisition Corp. This new entity was established as a vehicle to pursue a business combination and will focus its efforts to identify a possible business combination. The formation of Orielle Acquisition Corp. does not impact the Company’s financial position or results of operations as of December 31, 2024. However, it may present potential opportunities for collaboration or strategic partnerships in the future.