Form 10-Q
period 2025-06-30
Surfside Acquisition Inc.
filed 2025-08-12
CIK 1918102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	5,000,000
(Class)	Outstanding at August 12, 2025

SURFSIDE ACQUISITION INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED June 30, 2025

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

ii

Item 1. Financial Statements.

SURFSIDE Acquisition INC.

June 30, 2025

SURFSIDE Acquisition INC.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash	$11,027	$3,464
Total current assets	11,027	3,464
Total assets	$11,027	$3,464

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$17,300	$10,700
Note payable - stockholder	172,025	147,025
Total current liabilities	189,325	157,725
Total liabilities	189,325	157,725

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	500	500
Accumulated deficit	(178,798)	(154,761)
Total stockholders’ deficit	(178,298)	(154,261)
Total liabilities and stockholders’ deficit	$11,027	$3,464

See accompanying notes to condensed financial statements.

SURFSIDE Acquisition INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenue	$-	$-	$-	$-
General and administrative expenses	12,774	11,461	24,037	22,752
Loss from operations	(12,774)	(11,461)	(24,037)	(22,752)

Net loss	$(12,774)	$(11,461)	$(24,037)	$(22,752)
Weighted average common stock outstanding, basic and diluted	5,000,000	5,000,000	5,000,000	5,000,000

Net loss per share of common stock, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to condensed financial statements.

SURFSIDE Acquisition INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

Three and Six Months Ended June 30, 2024

	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balances - December 31, 2023	5,000,000	$500	$(109,951)	$(109,451)
Net loss	-	-	(11,291)	(11,291)
Balances – March 31, 2024	5,000,000	500	(121,242)	(120,742)
Net loss	-	-	(11,461)	(11,461)
Balances – June 30, 2024	5,000,000	$500	$(132,703)	$(132,203)

Three and Six Months Ended June 30, 2024

	Common Stock		Accumulated	Stockholders’
	Shares	Amount	Deficit	Deficit
Balances - December 31, 2024	5,000,000	$500	$(154,761)	$(154,261)
Net loss	-	-	(11,263)	(11,263)
Balances – March 31, 2025	5,000,000	500	(166,024)	(165,524)
Net loss	-	-	(12,774)	(12,774)
Balances – June 30, 2025	5,000,000	$500	$(178,798)	$(178,298)

See accompanying notes to condensed financial statements.

SURFSIDE Acquisition INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(24,037)	$(22,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expenses	6,600	-
Net cash used in operating activities	(17,437)	(22,752)

Cash flows from financing activities:

Proceeds from note payable - stockholder	25,000	22,500
Net cash provided by financing activities	25,000	22,500

Net change in cash	7,563	(252)
Cash - beginning of period	3,464	774
Cash - end of period	$11,027	$522

See accompanying notes to condensed financial statements.

SURFSIDE Acquisition INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2025

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share takes into effect any dilutive instruments, except when doing so would be anti-dilutive. As of June 30, 2025 and 2024, there were no dilutive instruments.

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

Note 3. Capital Stock

Preferred Stock

As of June 30, 2025 and December 31, 2024, the Company has 10,000,000 shares of preferred stock, par value of $0.0001, authorized and none issued or outstanding.

Common Stock

As of June 30, 2025 and December 31, 2024, the Company has 50,000,000 shares of common stock, par value of $0.0001, authorized and 5,000,000 shares issued and outstanding.

Note 4. Income Taxes

As of June 30, 2025 and December 31, 2024, the Company has approximately $37,500 and $32,500, respectively in gross deferred tax assets resulting from net operating loss carry-forwards of $179,000 and $155,000, respectively available to offset future taxable income through 2041 subject to the change in ownership provisions under IRC 382. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related tax benefits is uncertain.

The difference between the tax provision at the statutory federal income tax rate on June 30, 2025, and December 31, 2024, and the tax provisions attributable to loss before income taxes is as follows:

	June 30, 2025	December 31, 2024

Statutory federal income taxes	21.0%	21.0%
Valuation allowance	(21.0)%	(21.0)%
Effective income tax rate, net	-	-

Note 5. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable - Stockholder

On December 10, 2021, the Company issued a promissory note (the “Note”) to a stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2025, and December 31, 2024, the amount due under the note payable was $172,025 and $147,025, respectively.

Note 6. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has accumulated deficit and total stockholders’ deficit of $178,798 and $178,298, respectively as of June 30, 2025. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

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

The Company is currently considered to be a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Rule 419 under the Securities Act imposes certain restrictive requirements on offerings of securities by blank check companies. However, we have no present intention of engaging in an offering of our securities that would be subject to Rule 419 while we remain a blank check company. We anticipate raising funds through an offering of our securities only upon completion of a business combination as a result of which we would no longer be a blank check company. Therefore, we do not anticipate that the provisions of Rule 419 will deter a potential target company from entering into a business combination transaction with us.

The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements. Some of the consequences of being a shell company are as follows:

●	Rule 145a under the Securities Act provides that any direct or indirect business combination of a reporting shell company (that is not a business combination related shell company as defined in Rule 405) involving another entity that is not a shell company is deemed to involve an offer, offer to sell, offer for sale, or sale within the meaning of section 2(a)(3) of the Securities Act of securities to the reporting shell company’s existing shareholders. Where Rule 145a applies, that deemed offer and sale would need to be registered under the Securities Act, unless there is an applicable exemption. However, as the Company currently has only two shareholders, both of whom are and are anticipated to continue to be “accredited investors” within the meaning of Rule 501 under the Securities Act, we anticipate that any such deemed offer and sale to them will be exempt from registration under the Securities Act under Rule 506(b) thereunder.

●	The applicable rules of the SEC prohibit the use of Form S-8 under the Securities Act (for registration of securities of the registrant to be offered under employee benefit plans to its directors, officers, employees and consultants) by shell companies until 60 days after the registrant ceases to be a shell company.

●	Form 8-K under the Exchange Act requires a shell company (other than a business combination related shell company) that is reporting an acquisition of a business or change of control that causes it to cease being a shell company to disclose the same information, giving effect to the transaction, that it would be required to provide in registering a class of securities under the Exchange Act, including financial statements and pro forma financial information of an acquired business (a so-called “Super 8-K”) within four business days after completing the transaction. We anticipate filing such a Super 8-K upon completing a prospective business combination.

●	Rule 15-01 of Regulation S-X provides for specific financial statement requirements applicable to acquisitions involving shell companies (other than business combination related shell companies).

●	Pursuant to Rule 144(i) “restricted” securities (generally, securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering) and “control” securities (generally, securities held by an affiliate of the issuer) issued by a current or former shell company that otherwise meet the holding period and other requirements for resale under Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the issuer (a) is no longer a shell company and (b) has filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it is no longer a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months, other than Form 8-K reports. As a result, restrictive legends on certificates or book-entry positions for our shares that are “restricted” or “control” securities cannot be removed except in connection with (i) an actual sale meeting the foregoing requirements or (ii) pursuant to an effective registration statement. We anticipate that the Super 8-K that we would file upon completing a prospective business combination would contain the required current “Form 10 information.”

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. As of June 30, 2025, the Company had cash of $11,027. On December 10, 2021, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2025, the total amount due under the note was $172,025. The note is filed herewith as Exhibit 10.1. Except as disclosed herein, we currently have no other agreements or specific arrangements in place with our stockholders, management or other investors.

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

As of June 30, 2025, the Company had $11,027 of cash and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $40,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Liquidity and Capital Resources

As of June 30, 2025 the Company had total assets equal to $11,027 comprised exclusively of cash. The Company’s current liabilities as of June 30, 2025 totaled $189,325 and was comprised of accounts payable and accrued expenses and amounts due under a note payable to a stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

	For the six months ended June 30,
	2025	2024
Net Cash Used In Operating Activities	$(17,437)	$(22,752)
Net Cash Provided by Financing Activities	25,000	22,500
Net Change in Cash	$7,563	$(252)

The Company has only cash assets and has generated no revenue since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Issuance of Promissory Note to a Stockholder and Director

On December 10, 2021, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of June 30, 2025, the total amount due under the note was $172,025.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company for the six months ended June 30, 2025. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2025 and 2024, the Company had a net loss of $12,774 and $11,461 respectively, and for the six months ended June 30, 2025, and 2024 the Company had a net loss of $24,037 and $22,752 respectively, comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 12, 2025	Surfside Acquisition Inc.

	By:	/s/ Ian Jacobs
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