Form 10-Q
period 2025-09-30
DEEP FISSION, INC.
filed 2025-11-14
CIK 1918102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-56407

Deep Fission, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-4265302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2831 Garber Street Berkeley, California	94705
(Address of principal executive offices)	(Zip Code)

(707) 400-0778
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2025, the registrant had a total of 50,874,089 shares of its common stock, par value $0.0001 per share, issued and outstanding.

DEEP FISSION, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2025

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report, including the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements relate to, among others, our plans, objectives and expectations for our business, operations and financial performance and condition, and can be identified by terminology such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions that do not relate solely to historical matters or actual results. Forward-looking statements are based on management’s belief and assumptions and on information currently available to management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements.

Forward-looking statements relate to future events or our future operational or financial performance. Our forward-looking statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause our actual results, performance or achievements to be materially and adversely different from any future results, performance or achievements expressed, anticipated, or implied by these forward-looking statements. Some of such risks, uncertainties, and assumptions are described in the section below titled “Risk Factors” and elsewhere in this Quarterly Report New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially and adversely from those in any express or implied forward-looking statements.

Accordingly, you should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. We base such statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements.

Forward-looking statements include, but are not limited to, statements about:

●	the impact of current and future laws and regulations, especially those related to nuclear energy;
●	our ability to achieve profitability and continue as a going concern;
●	changes in domestic and foreign business, market, financial, political and legal conditions;
●	our pursuit of an emerging, highly regulated market, with no commercial project operating as of the date of this quarterly report;
●	our ability to protect and enforce our intellectual property rights and the scope and duration of such rights;
●	our reliance on third-parties, including suppliers, licensing partners, government entities and strategic partners, and our ability to maintain our relationships with such parties and enter into additional strategic partnerships in the future;
●	our ability to commercialize our products and services on a large scale and grow effectively;
●	our management team’s ability to successfully achieve our business objectives;
●	our ability to raise additional capital to continue to maintain sufficient liquidity, develop our technology and scale our operations;
●	changes to applicable policies, regulations, mandates and funding levels of the government entities that regulate our business or with whom we do business;
●	the impact on us and our potential customers from changes in interest rates, inflation, tariffs, trade policies and rising costs, including commodity and labor costs;
●	developments and projections relating to our business and our industry;

ii

●	our ability to adequately control the costs associated with our operations;
●	the impact of increased global power demand and the need for increased power grid reliability and energy security, as well as the role of nuclear energy in the energy transition landscape;
●	risks relating to the negative public or political perception of us or the nuclear energy industry in general;
●	the outcome of any potential litigation, government and regulatory proceedings, investigations and inquiries that may be instituted against us in the future;
●	potential cybersecurity risks to our operational systems and infrastructure;
●	the development of an active trading market for our common stock;
●	the impact of global events, disruptions, pandemics and geo-political tensions on our business, including our supply chain, and our customers;
●	our intended use of proceeds from the Private Placement; and
●	other risks and uncertainties, including those discussed in the section titled “Risk Factors.”

We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, operating results, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties, and assumptions, including those described in the section below titled “Risk Factors.” Moreover, we operate in a highly regulated environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the future events and trends discussed in this Quarterly Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, performance, or achievements. We undertake no obligation to update any of these forward-looking statements for any reason after the date of this Quarterly Report or to conform these statements to actual results or revised expectations, except as required by law.

You should read this Quarterly Report and the documents we have filed with the SEC as exhibits to this Quarterly Report with the understanding that our actual future results, performance and events and circumstances may be materially different from what we expect.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

iii

Item 1. Condensed Consolidated Financial Statements

DEEP FISSION, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS

Current assets
Cash and cash equivalents	$30,241,931	$6,728,895
Prepaid expenses and other current assets	257,123	32,113
SAFE note subscription receivable	—	110,000
Total current assets	30,499,054	6,871,008

Property and equipment, net	25,490	1,993

Total assets	$30,524,544	$6,873,001

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$213,211	$94,797
Accrued expenses	375,270	31,777
Accrued compensation	16,844	34,863
Total current liabilities	605,325	161,437

SAFE notes	—	15,224,665
Total liabilities	605,325	15,386,102

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit)
Common stock, par value $0.0001, 300,000,000 shares authorized, 50,874,089 and 16,320,839 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5,087	1,632
Additional paid-in capital	86,100,946	144,738
Accumulated deficit	(56,186,814)	(8,659,471)
Total stockholders’ equity (deficit)	29,919,219	(8,513,101)

Total liabilities and stockholders’ equity (deficit)	$30,524,544	$6,873,001

See accompanying notes to unaudited condensed consolidated financial statements.

DEEP FISSION, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operating expenses
General and administrative expenses	$6,700,416	$486,151	$9,419,196	$1,238,686
Research and development expenses	2,104,021	219,478	2,884,538	355,408
Operating expenses	8,804,437	705,629	12,303,734	1,594,094
Operating loss	(8,804,437)	(705,629)	(12,303,734)	(1,594,094)

Other non-operating income (expense)
Interest income	14,322	8,945	14,322	20,330
Change in fair value of SAFE Notes	(31,601,632)	(1,248,279)	(35,239,799)	(2,500,000)
Other income (expenses)	864	—	1,868	(350)
Total non-operating income (expense)	(31,586,446)	(1,239,334)	(35,223,609)	(2,480,020)

Net loss	$(40,390,883)	$(1,944,963)	$(47,527,343)	$(4,074,114)

Basic and diluted weighted average shares outstanding of common stock	31,316,149	16,182,268	21,282,445	13,006,041

Basic and diluted net loss per share of common stock	$(1.29)	$(0.12)	$(2.23)	$(0.31)

See accompanying notes to unaudited condensed consolidated financial statements.

DEEP FISSION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2025

(Unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	16,320,839	$1,632	$144,738	$(8,659,471)	$(8,513,101)
Stock-based compensation - restricted stock, net of repurchases	(63,535)	(6)	8,417	—	8,411
Net loss	—	—	—	(3,335,370)	(3,335,370)
Balance at March 31, 2025	16,257,304	1,626	153,155	(11,994,841)	(11,840,060)
Stock-based compensation - restricted stock	—	—	2,862	—	2,862
Net loss	—	—	—	(3,801,090)	(3,801,090)
Balance at June 30, 2025	16,257,304	1,626	156,017	(15,795,931)	(15,638,288)
Stock-based compensation	2,848,936	284	5,555,596	—	5,555,880
Issuance of common stock upon conversion of SAFE Notes	19,601,182	1,960	53,326,459	—	53,328,419
Issuance of common stock to PIPE investors	10,000,000	1,000	29,999,000	—	30,000,000
Offering costs	—	—	(2,935,909)	—	(2,935,909)
Issuance of common stock to new shareholders upon merger	2,166,667	217	(217)	—	—
Net loss	—	—	—	(40,390,883)	(40,390,883)
Balance at September 30, 2025	50,874,089	$5,087	$86,100,946	$(56,186,814)	$29,919,219

See accompanying notes to unaudited condensed consolidated financial statements.

DEEP FISSION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

For the Three and Nine Months Ended September 30, 2024

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2023	7,434,955	$743	$—	$(630,935)	$(630,192)
Stock-based compensation - restricted stock	17,321	2	785	—	787
Net loss	—	—	—	(855,771)	(855,771)
Balance at March 31, 2024	7,452,276	745	785	(1,486,706)	(1,485,176)
Stock-based compensation - restricted stock	8,773,294	877	139,066	—	139,943
Net loss	—	—	—	(1,273,380)	(1,273,380)
Balance at June 30, 2024	16,225,570	1,622	139,851	(2,760,086)	(2,618,613)
Stock-based compensation - restricted stock	17,321	2	4,541	—	4,543
Net loss	—	—	—	(1,944,963)	(1,944,963)
Balance at September 30, 2024	16,242,891	$1,624	$144,392	$(4,705,049)	$(4,559,033)

See accompanying notes to unaudited condensed consolidated financial statements.

DEEP FISSION, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the nine months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(47,527,343)	$(4,074,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,207	221
Change in fair value of SAFE notes	35,239,799	2,500,000
Stock-based compensation	5,567,153	139,880
Changes in operating assets and liabilities:
Prepaid expenses	(225,010)	(77,386)
Accounts payable	118,414	45,892
Accrued expenses	343,493	—
Accrued compensation	(18,019)	62,256
Net cash used in operating activities	(6,496,306)	(1,403,251)

Cash flows from investing activities:
Purchases of property and equipment	(28,704)	(2,436)
Net cash used in investing activities	(28,704)	(2,436)

Cash flows from financing activities:
Proceeds from exercise of restricted stock awards	1,116	5,393
Proceeds from SAFE notes	2,972,839	4,490,000
Proceeds from private placement	30,000,000	—
Offering costs	(2,935,909)	—
Payment of related party loan	—	(10,000)
Net cash provided by financing activities	30,038,046	4,485,393

Net increase in cash and cash equivalents	23,513,036	3,079,706

Cash and cash equivalents, beginning of the period	6,728,895	945,802
Cash and cash equivalents, end of the period	$30,241,931	$4,025,508

Supplemental cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$350
Conversion of SAFE Notes into common stock	$53,328,419	$—

See accompanying notes to unaudited condensed consolidated financial statements.

DEEP FISSION, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Description of Business and Basis of Presentation

Organization

Deep Fission, Inc. (“Deep Fission”, the “Company”, “Legacy Deep Fission”, and also referred to as “us”, “we” or “our”) was incorporated on July 17, 2023, under the laws of the state of Delaware.

We were incorporated as Surfside Acquisition Inc. (“Legacy Surfside”) in the State of Delaware on December 10, 2021. Prior to the Merger (as defined below), we were a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). On September 3, 2025, we formed our wholly-owned subsidiary, Deep Fission Acquisition Co., a Delaware corporation (“Acquisition Sub”). On September 5, 2025, we and Acquisition Sub entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Legacy Deep Fission (the “Merger”). The Merger Agreement and the Merger were approved by all of our stockholders and by the holders of a majority of the outstanding shares of common stock of Legacy Deep Fission (the “Legacy Deep Fission Common Stock”) voting together as a single class. On September 5, 2025, we completed the Merger, as a result of which Acquisition Sub was merged with and into Legacy Deep Fission, with Legacy Deep Fission continuing as the surviving corporation of the Merger and becoming our wholly owned subsidiary. Unless otherwise stated or the context otherwise requires, together with its subsidiaries, “Deep Fission” or the “Company”). See below, Recapitalization, for the accounting of the Merger.

Following the consummation of the Merger, the business previously conducted by Legacy Surfside became the business conducted by the Company. The Company’s headquarters are located in Berkeley, California.

Operations

The Company was established to provide a first-of-its-kind solution of developing a Deep Borehole pressurized water reactor (“DBR”) placed one mile underground to deliver clean, secure, and low-cost electricity. The Company has made progress in achieving milestones toward eventual commercialization of its DBR, the most significant of which was selection by the U. S. Department of Energy in August 2025 for participation in the Nuclear Reactor Pilot Program. That pilot program anticipates deployment of the Company’s first test DBR by July 2026.

The Company’s activities are subject to significant risks and uncertainties, including the possibility that it may be unable to secure sufficient funding to sustain operations until its Standard Design Approval (“SDA”) applications are approved by the Nuclear Regulatory Commission (“NRC”), commercialization is achieved, and customers are secured.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations applicable to interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a compete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Current Report on Form 8-K for the year ended December 31, 2024.

Liquidity and Going Concern

As of September 30, 2025 and December 31, 2024, the Company’s cash and cash equivalents were $30,241,931 and $6,728,895, respectively. The Company continues to incur significant operating losses. For the nine months ended September 30, 2025 and 2024, the Company had a net loss of $47,527,343 and $4,074,114, respectively, and used cash in operating activities of $6,496,306 and $1,403,251, respectively. As of September 30, 2025 and December 31, 2024, the Company had accumulated deficits of $56,186,814 and $8,659,471, respectively. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to establish a source of revenue and raise additional capital to fund its operations.

The Company plans to access capital resources through possible public or private equity offerings, debt financings, corporate collaborations, and other means. The Company has historically been able to raise capital through equity and equity-linked instruments, such as simple agreement for future equity (“SAFE Notes”) and private placement, although no assurance can be provided that it will continue to be successful in the future. While the Company believes that it has a reasonable basis for its expectation and it will be able to raise additional funds, there is no assurance that the Company will be able to complete additional financing in a timely manner.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern due to the inability to obtain adequate financing in the future.

Recapitalization

As described above, Acquisition Sub was merged with and into Legacy Deep Fission, with Legacy Deep Fission continuing as the surviving corporation of the Merger and becoming our wholly owned subsidiary. The Merger was accounted for as a reverse recapitalization and Legacy Deep Fission was considered the accounting acquirer for financial reporting purposes. This determination was based on the facts that, immediately following the Merger:

•	The assets of Deep Fission represent a significant majority of the assets of the Combined Company.
•	Deep Fission stockholders have a majority of the voting power of the Combined Company.
•	Deep Fission designated the entire governing body of the Combined Company.
•	The executive officers of the Combined Company immediately after the Closing are the same individuals as those of Deep Fission immediately prior to the Closing.
•	Deep Fission’s operations comprise the ongoing operations of the Combined Company.

At the effective time of the Merger, each outstanding share of Legacy Deep Fission capital stock (after giving effect to the conversion of all SAFEs of Legacy Deep Fission into shares of Legacy Deep Fission common stock) was converted into the right to receive 17.32141 shares of our common stock, rounded to the nearest whole share (“Common Share Conversion Ratio”). Accordingly, all share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Common Share Conversion Ratio. There was no effect on the number of shares of common stock or preferred stock authorized for issuance under the Company’s certificate of incorporation or the par value of such securities. On September 5, 2025, we issued 85,000 shares of our common stock to an accredited investor in consideration for services rendered in connection with the Merger.

On September 5, 2025, in connection with the Private Placement, we issued an aggregate of 10,000,000 shares of our common stock at a purchase price of $3.00 per share in a private placement to certain accredited and institutional investors for aggregate gross consideration of $30.0 million. We also issued Placement Agent Warrants representing the right to acquire, on the terms set forth therein, 586,666 shares of our common stock.

Total Legacy Deep Fission shares outstanding prior to Merger	38,538,922
Shares issued to Legacy Surfside shareholders	2,166,667
Shares issued to advisor	85,000
Shares issued to consultant	83,500
Shares issued to PIPE investors	10,000,000
Total shares outstanding	50,874,089

Note 2: Summary of Significant Accounting Policies

The accompanying financial statements reflect the application of the accounting policies described in this note.

Segments

In accordance with criteria under ASC 280, which establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers, the Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer. The Company’s CODM reviews results to assess performance, make decisions, and allocates operating and capital resources of the Company as a whole, therefore, there is only one reportable segment. The CODM does not distinguish its principal business activities for the purpose of internal reporting and uses net loss to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly by comparing the actual results with historical budgets.

Significant segment expenses that are provided to CODM on a regular basis and are included within reported measure of segment profit or loss are research and development and general and administrative. Other segment items are represented by change in fair value of SAFE Notes, interest and other income.

The condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, reflect the significant segment expenses and other segment items, as well as the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, for the one reportable segment.

Use of Estimates

The preparation of the accompanying financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results may differ from these estimates.

Fair Value Measurements

The authoritative guidance with respect to fair value established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels and requires that assets and liabilities carried at fair value be classified and disclosed in one of three categories, as presented below. There are no transfers in and out of Levels 1 and 2, and activity in Level 3 represents fair value measurements.

Financial instruments measured and reported at fair value are classified and disclosed in one of the following categories:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company is able to access.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly. These inputs may include (a) quoted prices for similar assets in active markets, (b) quoted prices for identical or similar assets in markets that are not active, (c) inputs other than quoted prices that are observable for the asset, or (d) inputs derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Valuations based on inputs that are unobservable and significant to the entire fair value measurement.

The Company determines the level in the fair value hierarchy within which each fair value measurement falls in its entirety, based on the lowest level input that is significant to the fair value measurement in its entirety. In determining the appropriate levels, the Company performs an analysis of the assets and liabilities at each reporting period end.

The Company’s cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the short-term nature of these assets and liabilities. The Company’s SAFE Notes (see Note 5) are carried at fair value and classified as Level 3 liabilities.

Cash and Cash Equivalents

The Company maintains deposits in financial institutions that at times exceed the insured amounts provided by the Federal Deposit Insurance Corporation. The Company believes it is not exposed to any significant credit risk to cash. Money market funds and other short-term investments with an original maturity of three months or less are considered cash equivalents.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance which do not extend the useful lives of the assets are charged to operations as incurred.

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of those assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future undiscounted cash flows be less than the carrying value, the Company would recognize an impairment loss at that time. No impairment loss was recognized during the periods ended September 30, 2025 and 2024. The estimated useful lives of the Company’s property and equipment are as follows:

Useful Life
Equipment	3 years

SAFE Notes

The Company has issued Simple Agreements for Future Equity in exchange for cash financing.

The Company has accounted for its SAFE Notes as derivatives under the FASB ASC 815-40 and ASC 815-10 and presented them as long-term liabilities in the accompanying condensed consolidated balance sheets. If any changes in the fair value of the SAFEs occur, the Company will record such changes through earnings.

Upon Merger on September 5, 2025, the Company converted the SAFE Notes to common stock (see Note 4).

Research and Development Expenses

Research and development expenses include consulting fees and registration fees related to the Company’s pursuit of developing intellectual property, and analytical work. The Company expenses all research and development costs in the periods in which they are incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation”. The Company measures all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award. The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s costs are classified.

Net Loss Per Common Share

We calculate basic net loss per common share in accordance with ASC 260, “Earnings Per Share,” based on the weighted-average number of outstanding common shares during the fiscal period. Diluted loss per common share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. The calculation of diluted net loss does not consider the effect of the warrants to purchase an aggregate of 586,666 common stock and stock options to purchase an aggregate of 1,461,062 common stock, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. In periods where potentially dilutive securities they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings (loss) per share. All potentially dilutive securities are anti-dilutive for the three and nine-months ended September 30, 2025. For the three and nine months ended September 30, 2024, the Company had SAFE Notes, which are anti-dilutive and the number of shares as of September 30, 2024 are indeterminable.

Risk and Uncertainties

The ongoing regional conflicts around the world and certain other macroeconomic factors including tariffs, inflation, and rising interest rates, have contributed to economic uncertainty. Additionally, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Furthermore, it is possible that U.S. policy changes, including planned or proposed budget cuts at the federal government level, could increase market volatility in the near term. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. We will continue to monitor material impacts on our business strategies and operating results.

New Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 3: Property and Equipment

Property and equipment consisted of the following:

	September 30,	December 31,
	2025	2024
Equipment	$31,362	$2,657

Less: accumulated depreciation	(5,872)	(664)

Equipment, net	$25,490	$1,993

Depreciation expense for the nine months ended September 30, 2025 and 2024 totaled $5,207 and $221, respectively.

Note 4: SAFE Notes

During the nine months ended September 30, 2025 and 2024, the Company issued SAFE Notes in exchange for aggregate amounts of $2,862,839 and $3,990,000, respectively. For the nine months ended September 30, 2025, the Company received total cash proceeds of $2,972,839, with $2,862,839 cash from the issuance of SAFE Notes during the period and $110,000 of cash received from the subscription of a SAFE Note. For the nine months ended September 30, 2024, the Company received total cash proceeds of $4,490,000, with $3,990,000 cash from the issuance of SAFE Notes during the period and $500,000 of cash received from the subscription of a SAFE Note. As of December 31, 2024, the estimated fair value of the SAFE Notes totaled $15,224,665.

Prior to completion of the Merger, each SAFE Note holder gave his consent to convert into shares of the Company’s common stock at the valuation cap reflected in his SAFE Note. Prior to completion of the Merger, all SAFE Notes converted into shares of the Company’s common stock and we recorded a loss from the change in fair value on the date of conversion of $35 million (see Note 5 below).

Note 5: Fair Value Measurements

The following is a description of the valuation methodology and significant inputs used for each asset and liability measured at fair value on a recurring or nonrecurring basis, as well as the classification of the asset or liability within the fair value hierarchy.

The Company’s SAFE Notes are recorded at fair value on the condensed consolidated balance sheets. The fair value of the Company’s SAFE Notes is based on significant inputs not observable in the market which cause the instrument to be classified as a Level 3 measurement with the fair value hierarchy. The valuation uses weighted average probabilities estimated by management considering pay-offs under various scenarios as follows: (i) an equity financing where the SAFE Notes will convert into certain preferred stock; (ii) a liquidity event (change of control, and initial public offering) where the SAFE noteholders will have an option to receive either a cash payment equal to the invested amount under such SAFE Note, or a number of shares of preferred stock equal to the invested amount divided by the liquidity price; and (iii) dissolution event where the SAFE noteholders will be entitled to receive a portion of the related proceeds equal to the purchase amount. Management estimated that equity financing or liquidity events were the predominant settlement scenarios at each period end. The Company determined the fair value of the SAFE Notes under the Monte Carlo simulation method which was used to estimate the future market value of invested capital (“MVIC”) of the Company at an equity financing event and the expected payment to the SAFE noteholders at each simulated MVIC value. The Company believes these assumptions would be made by a market participant in estimating the valuation of the SAFE Notes. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the SAFE Notes are recognized on the condensed consolidated statements of operations.

The key assumptions used in the Monte Carlo simulation are presented in the table below:

December 31,
2024
Asset volatility(1)	85 - 95%
Risk-free rate(2)	4.08 - 4.23%
Expected term(3)	12 - 48 months

(1)Volatility was based on implied and historical volatility of the share price of peer companies.

(2)Risk-free rate based on the U.S. Treasury yield in effect at the time of SAFE Notes consistent with the expected term.

(3)The simulation considered 1–2 year term for equity event and 3.5 and 4-year term for liquidity event.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Beginning balance	$15,224,665	$2,047,000
SAFE Notes issued during the period	2,863,956	8,190,000
Change in fair value during the period	35,239,799	4,987,665
Conversion of SAFE Notes to common stock	(53,327,303)	—
Ending balance	$—	$15,224,665

Note 6: Commitments and Contingencies

In the normal course of business, the Company may be subject to contingencies, including legal proceedings and claims arising out of its business that relate to a wide range of matters, such as government investigations and tax matters. The Company recognizes a liability for such contingency if it determines it is probable that a loss has occurred and a reasonable estimate of the loss can be made. The Company may consider many factors in making these assessments including historical and the specific facts and circumstances of each matter.

Note 7: Stockholders’ Equity (Deficit)

Common Stock

As of September 30, 2025, we had 300,000,000 shares of common stock authorized. Each share of our common stock has a par value of $0.0001 as of September 30, 2025.

The Private Placement

Concurrently with the consummation of the Merger, the Company also issued and sold 10,000,000 shares of our common stock in a private placement to certain accredited and institutional investors at a purchase price of $3.00 per share. The Company incurred offering costs of $2,935,909 in connection with the private placement.

Warrants

On September 5, 2025, the Company issued warrants to purchase an aggregate of 586,666 shares of our common stock at an exercise price of $3.00 per share. The Placement Agent Warrants expire on the earlier of (i) five years after the Closing Date and (ii) three years after our shares of common stock are listed on a national securities exchange. These warrants are “Placement Agent Warrants” issued to the Placement Agents in connection with the closing of the Private Placement. The Warrants are accounted for as equity-classified instruments in accordance with U.S. GAAP and are initially measured at fair value. The fair value of the warrants was both an increase and decrease to additional paid-in capital for a no-net effect.

Restricted Common Stock Awards

During the nine months ended September 30, 2025, the Company’s Board of Directors approved the issuances of Restricted Common Stock to employees, officers, directors, and consultants. Stock-based compensation is measured using a fair value-based method for all equity-based awards. The cost of awarded equity instruments is recognized based on each instrument’s grant-date fair value over the period during which the grantee is required to provide service in exchange for the award. Grants ranged from vesting immediately, to over four years. The determination of fair value for the restricted common stock awards, requires significant judgment and the use of estimates as the Company does not have an observable stock price. Prior to the Company having an observable transaction for the sale of common stock, the Company estimated the fair value of common stock using invested capital multiple and discounted present value to arrive at equity available for common shareholders. Upon the Private Placement described above, the Company estimated the fair value of common stock using the price per share of the Private Placement, with a de-minimis discount for lack of marketability as the Company’s stock does not trade in an active market.

Stock-based compensation is recorded as a general and administrative expense in the accompanying condensed consolidated statements of operations. Shares are issued concurrently with the issuance of Restricted Common Stock.

A summary of the restricted common stock award activity during the nine months ended September 30, 2025, is as follows:

	Restricted Common Stock
		Weighted
	Number of	Average
	Shares	Fair Value
Unvested as of December 31, 2024	2,882,924	$0.01
Granted	2,848,936	2.28
Vested	(2,444,550)	1.77
Forfeited/ cancelled	(151,926)	0.02
Unvested as of September 30, 2025	3,135,384	$0.65

Stock-based compensation expense related to the restricted common stock for the nine months ended September 30, 2025 and 2024, was $4,465,758 and $145,273, respectively. As of September 30, 2025, the Company has an unrecognized stock-based compensation related to the Restricted Common Stock of $2,044,348 which will be recognized over a weighted average period of 3.34 years.

2025 Equity Incentive Plan

The 2025 Equity Incentive Plan (the “2025 Plan”) permits the grant of the following Awards: (i) Incentive Stock Options; (ii) Nonstatutory Stock Options; (iii) SARs; (iv) Restricted Stock Awards; (v) RSU Awards; (vi) Performance Awards; and (vii) Other Awards.

Subject to adjustment in accordance with Section 2(c) and any adjustments as necessary to implement any Capitalization Adjustments, the aggregate number of shares of Common Stock that may be issued pursuant to Awards will not exceed 9,500,884 shares (the “Initial Reserve”). In addition, subject to any adjustments as necessary to implement any Capitalization Adjustments, such aggregate number of shares of Common Stock will automatically increase on January 1 of each year for a period of nine years commencing on January 1, 2027 and ending on (and including) January 1, 2035, in an amount equal to five percent (5%) of the total number of shares of Capital Stock outstanding on December 31 of the preceding year; provided, however, that the Board may act prior to January 1st of a given year to provide that the increase for such year will be a lesser number of shares of Common Stock.

In the event of a Capitalization Adjustment, the Board shall appropriately and proportionately adjust: (i) the class(es) and maximum number of shares of Common Stock subject to the Plan and the maximum number of shares by which the Share Reserve may annually increase pursuant to Section 2(a); (ii) the class(es) and maximum number of shares that may be issued pursuant to the exercise of Incentive Stock Options pursuant to Section 2(b); and (iii) the class(es) and number of securities and exercise price, strike price or purchase price of Common Stock subject to outstanding Awards. The Board shall make such adjustments, and its determination shall be final, binding and conclusive. Notwithstanding the foregoing, no fractional shares or rights for fractional shares of Common Stock shall be created in order to implement any Capitalization Adjustment. The Board shall determine an appropriate equivalent benefit, if any, for any fractional shares or rights to fractional shares that might be created by the adjustments referred to in the preceding provisions of this Section.

On August 29, 2025, the Company granted stock options to Elizabeth Muller and Richard Muller representing 811,699 and 649,363 shares of our common stock, respectively, (on an as-converted basis), pursuant to the 2025 Plan. The stock options have an exercise price of $3.00 per share, which we approximate to be fair value.

Stock Options
Weighted
	Number of	Average
	Options	Fair Value
Outstanding as of December 31, 2024	—	$—
Granted	1,461,062	1.99
Exercised	—	—
Forfeited	—	—
Outstanding as of September 30, 2025	1,461,062	$1.99

Stock-based compensation expense related to services provided for the nine months ended September 30, 2025 and 2024, was $1,101,395 and $0, respectively. As of September 30, 2025, the Company has an unrecognized stock-based compensation related to the services provided of $1,800,275 which will be recognized over a weighted average period of 2.50 years.

The stock options were valued using the Black-Scholes pricing model using the range of inputs as indicated below:

Risk-free interest rate	3.92%
Expected term (in years)	6.25
Expected volatility	83.9%
Expected dividend yield	0%
Fair value per share	$2.73

The weighted average grant date fair value of options granted during the nine months ended September 30, 2025 was $1.99 per share.

Note 8: Related Party Transactions

The Company has signed a consulting agreement with a related party, Deep Isolation, Inc., a company co-founded by Deep Fission’s co-founder and CEO. to develop generic technical and regulatory guidance for management of the Company. The Company has paid certain administrative expenses totaling $12,500 and $0 during the nine months ended September 30, 2025 and 2024, respectively.

During 2023, the Company received $10,000 in exchange for a loan payable to a related party. The loan was due on demand and carried interest of 6% per annum. The loan was repaid in full, with interest during the nine months ended September 30, 2024.

See Note 7 for related party options granted.

Note 9: Subsequent Events

The Company has evaluated subsequent events through the date these financial statements were available to be issued and determined that, except as described below, no events have occurred that would require adjustment to, or disclosure in, the financial statements.

On November 12, 2025, the Company filed a Current Report on Form 8-K describing several corporate governance and executive leadership developments that occurred on November 7, 2025. On that date, Richard A. Muller resigned from the Board of Directors to focus on his continuing responsibilities as Chief Technology Officer. Also on November 7, 2025, the Board formally appointed Michael Brasel as Chief Operating Officer and Jon Gordon as General Counsel and Secretary, each of whom began serving in those roles during October 2025. Their appointments were ratified, and the Company entered into employment agreements with each executive.

The Board also appointed Leslie Goldman Tepper and Jonathon Angell as directors and, in connection with these appointments, reconstituted its committee structure. Ms. Goldman Tepper was designated as Chair of the Nominating and Governance Committee and as a member of the Compensation Committee, and Mr. Angell was designated as Chair of the Compensation Committee and as a member of the Nominating and Governance Committee. The Board determined that Ms. Goldman Tepper is independent under applicable SEC rules and the corporate governance standards of the NASDAQ Stock Market, which the Company follows on a voluntary basis, and that Mr. Angell is not independent due to his prior service as an officer but qualifies as a non-employee director under Rule 16b-3 of the Exchange Act.

In addition, the Board adopted an Executive Severance Policy and approved equity awards to the newly appointed executives and directors under the Company’s 2025 Equity Incentive Plan. In connection with their appointments to the Board, Ms. Goldman Tepper and Mr. Angell each received 100,000 restricted stock units. Each restricted stock unit represents the right to receive one share of the Company’s common stock upon vesting. The awards vest in full six months after the grant date, subject to the holder’s continued service through the vesting date. After vesting, the holder may elect to defer receipt of the shares until the earlier of a qualifying distribution event or the end of the holder’s service, as permitted under the Company’s Equity Incentive Plan.

On November 7, 2025, the Company’s Board of Directors approved the grant of 373,000 stock options to employees and executives under the Company’s 2025 Equity Incentive Plan. The options have an exercise price of $2.73, which was the fair market value of the Company’s common stock on the date of grant. The options vest over a 4-year period with a one-year cliff.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report” elsewhere in this Quarterly Report. Accordingly, you should review the disclosure under the heading “Risk Factors” in this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless otherwise indicated or the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “we,” “us,” “our,” the “Company,” and “Deep Fission” refer to Deep Fission, Inc. and its consolidated subsidiaries.

Overview

Deep Fission’s pioneering design combines proven PWR technology with novel emplacement - 1-mile below the Earth’s surface. Our reactor, the “Deep Fission Reactor” uses the Earth’s deep subsurface as a natural containment system—eliminating the need for expensive surface shielding. The natural pressure from the column of water above the reactor provides the pressure required, reducing the need for complex and expensive pressure systems. The borehole water can also serve as a source of cooling for the reactor. These features of the Deep Fission Reactor significantly reduce plant costs compared to other PWR designs. Unlike traditional builds that require massive amounts of concrete and steel, Deep Fission Reactors leverage natural gravity and geology to provide containment and safety.

The Deep Fission Reactor system is designed to scale modularly: individual units produce 15 MWe, and by clustering boreholes, we can deliver power installations of 1.5 GW or more for hyperscale data centers and other customers. This makes the platform uniquely suited to meet the explosive demand for power from AI workloads, energy-intense manufacturing, and energy-constrained regions. With site flexibility and no above-ground reactor visibility, Deep Fission Reactors overcome many of the siting and public acceptance challenges facing traditional nuclear power solutions. This innovation is expected to enable grid-scale nuclear deployments in just six months, turning what was once a multi-year construction process into a repeatable infrastructure product.

The Merger

On September 5, 2025 (the “Closing Date”), Surfside, Acquisition Sub and Legacy Deep Fission entered into the Merger Agreement. Pursuant to the terms of the Merger Agreement, on the Closing Date, Acquisition Sub merged with and into Legacy Deep Fission, with Legacy Deep Fission continuing as the surviving corporation. As a result of the Merger, Legacy Deep Fission became our wholly owned subsidiary and will continue its existing business operations. Additionally, we changed our name to Deep Fission, Inc. and will continue to be a public reporting company.

As a result of the Merger, each of 2,224,930 shares of capital stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive 38,538,922 shares of common stock (the “Common Share Conversion Ratio”). We also reserved a total of 9,500,882 shares of our common stock under the 2025 EIP for future issuances of equity awards at the discretion of our Board to officers, employees, consultants and directors and reserved 1,000,000 shares of our common stock under the 2025 ESPP for future purchase by employees. Upon consummation of the Merger, Surfside’s existing stockholders continued to hold an aggregate of 2,166,667 Retained Pre-Merger Shares, and on the Closing Date we also issued 85,000 Advisor Shares to an accredited investor in consideration for services rendered in connection with the Merger.

The Private Placement

Concurrently with the consummation of the Merger, the Company also issued and sold 10,000,000 shares of our common stock in a private placement to certain accredited and institutional investors at a purchase price of $3.00 per share.

Accounting Considerations

The historical financial statements and related footnotes included in this Quarterly Report for Deep Fission, Inc. include descriptions of Legacy Deep Fission’s previously outstanding common stock; however, in connection with the Merger, all shares of Legacy Deep Fission common stock were converted into shares of our common stock, which is to retroactively adjust the Legacy Deep Fission’s (accounting acquirer) legal capital to reflect the legal capital of the Legacy Surfside (accounting acquiree). See “The Merger ” and “The Private Placement” above for detailed information regarding the Transactions and the related conversion of the shares of Legacy Deep Fission’s common stock.

For financial reporting purposes, the Merger was treated as a recapitalization and reverse acquisition. Legacy Deep Fission is considered the acquirer for accounting purposes, meaning that the historical financial results of Legacy Deep Fission prior to the Merger are considered our historical financial results under applicable accounting principles. Thus, a discussion of the past financial results of Surfside is not pertinent.

Background

We were established to provide a first-of-its-kind solution of developing a Deep Fission Reactor placed one mile underground to deliver clean, secure, and low-cost electricity. We are focused on developing, demonstrating and deploying our Deep Fission Reactor technology and have made progress in achieving milestones toward eventual commercialization of our Deep Fission Reactor, the most significant of which was selection by the DOE in August 2025 for participation in the nuclear Reactor Pilot Program. That pilot program anticipates deployment of our first test Deep Fission Reactor by July 2026.

To date our activities have consisted of developing our Deep Fission Reactor technology. We have also established a network of strategic supply chain partnerships to support the development and commercialization of Deep Fission’s advanced nuclear technologies. In addition, we have engaged in discussions with hyper-scalers, large data center operators, industrial sites, and utilities – and have signed multiple letters of intent relating to potential commercial agreements and strategic partnerships. We have not yet entered into a binding agreement with any customer, and there is no guarantee that we will be able to do so in the future.

Our activities are subject to significant risks and uncertainties, including the possibility that we may be unable to secure sufficient funding to sustain operations until our SDA applications are approved by the NRC, commercialization is achieved, and customers are secured.

Our leadership team has a combined 100+ years of direct experience with nuclear solutions and engineering, government and community engagement and global strategy development. Our advisory board includes preeminent experts and Nobel laureates in nuclear science, technology and policy, as well as business leaders and entrepreneurs. We believe that the depth of our expertise and our technology solutions uniquely position us to deliver a safer, faster and low-cost alternative to convention nuclear energy.

Our Intended Business

Our growth strategy in the near term focuses on being a technology provider and strategic partner, enabling our customers and development partners to lead project financing, permitting, and construction. This approach allows us to scale quickly without tying up significant capital in project ownership.

We intend to generate upfront and one-time revenue from:

a.	Reactor Delivery & Integration: Providing modular SMR units for deployment through third-party manufacturers, with Deep Fission managing engineering, integration, and delivery.
b.	EPC Support: Offering site-specific engineering, integration, and commissioning support where customers rely on our expertise.

We intend to generate recurring and long-term revenue from:

a.	Intellectual Property Licensing: Ongoing licensing fees per reactor for the use of Deep Fission’s proprietary technology.

b.	Operations & Maintenance Services: Recurring revenues from specialized activities such as refueling, monitoring, and regulatory compliance.

This blended model captures both upfront value and predictable, long-term revenue streams, while leaving capital-intensive project ownership and financing to our partners.

Components of Our Results of Operations

Operating Expenses

General and administrative expenses primarily consist of costs associated with administrative staff salaries, facilities, utilities, insurance, marketing and advertising, stock-based compensation, legal fees and other office expenses related to our business functions.

Research and development (“R&D”) expenses primarily represent costs incurred to develop our technology. These costs consist of personnel costs, including salaries, employee benefit costs, bonuses and stock-based compensation expenses, software costs, computing costs, hardware and experimental supplies, and expenses for outside engineering contractors for analytical work and consulting costs. We expense all R&D costs in the periods in which they are incurred.

Other Non-Operating Income (Expense)

Other non-operating income (expense) consists primarily of change in fair value of SAFE Notes, interest income, interest expenses, and other miscellaneous expenses.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

	For the Three Months Ended
	September 30,
	2025	2024	$ Variance	% Variance
Operating expenses
General and administrative expenses	$6,700,416	$486,151	$6,214,265	1,278.26%
Research and development expenses	2,104,021	219,478	1,884,543	858.65%
Operating expenses	8,804,437	705,629	8,098,808	1,147.74%
Operating loss	(8,804,437)	(705,629)	(8,098,808)	1,147.74%

Other non-operating income (expense)
Interest income	14,322	8,945	5,377	60.11%
Change in fair value of SAFE Notes	(31,601,632)	(1,248,279)	(30,353,353)	2,431.62%
Other income (expenses)	864	—	864	100.00%
Total non-operating income (expense)	(31,586,446)	(1,239,334)	(30,347,112)	2,448.66%

Net loss	$(40,390,883)	$(1,944,963)	$(38,445,920)	1,976.69%

Operating Expenses

General and administrative expenses increased by $6.2 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in general and administrative expenses was primarily attributable to an increase in the number of employees, which resulted in increase in salary and stock-based compensation expense, as well as increased legal, benefits, and marketing costs.

Research and development expenses increased by $1.9 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in research and development expenses was primarily attributable to the increase in salary and benefits corresponding with our increase in headcount, as well as increased consulting fees paid to our advisors.

Other Non-Operating Income (Expense)

Other non-operating income (expense) increased by $30.3 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, largely due to the increase in the fair value of SAFE Notes, which converted into common stock as a result of the Merger.

Comparison of the Nine Months Ended September 30, 2025 and 2024

	For the Nine Months Ended
	September 30,
	2025	2024	$ Variance	% Variance
Operating expenses
General and administrative expenses	$9,419,196	$1,238,686	$8,180,510	660.42%
Research and development expenses	2,884,538	355,408	2,529,130	711.61%
Operating expenses	12,303,734	1,594,094	10,709,640	671.83%
Operating loss	(12,303,734)	(1,594,094)	(10,709,640)	665.43%

Other non-operating income (expense)
Interest income	14,322	20,330	(6,008)	(29.55)%
Change in fair value of SAFE Notes	(35,239,799)	(2,500,000)	(32,739,799)	1,309.59%
Other income (expenses)	1,868	(350)	2,218	100.00%
Total non-operating income (expense)	(35,223,609)	(2,480,020)	(32,743,589)	1,320.30%

Net loss	$(47,527,343)	$(4,074,114)	$(43,453,229)	1,066.57%

Operating Expenses

General and administrative expenses increased by $8.2 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in general and administrative expenses was primarily attributable to an increase in the number of employees, which resulted in increase in salary and stock-based compensation expense, as well as increased legal, benefits, and marketing costs.

Research and development expenses increased by $2.5 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in research and development expenses was primarily attributable to the increase in salary and benefits corresponding with our increase in headcount, as well as increased consulting fees paid to our advisors.

Other Non-Operating Income (Expense)

Other non-operating income (expense) increased by $32.7 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, largely due to the increase in the fair value of SAFE Notes, which converted into common stock as a result of the Merger.

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily through the issuance and sale of our debt and equity securities. Our primary requirements for liquidity and capital are to finance working capital and capital expenditures associated with operating and managing the company, as well as for general corporate purposes. As of September 30, 2025, our principal source of liquidity was our cash balance of $30.2 million, and we anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments. Since our inception, we have generated significant operating losses as reflected in our accumulated deficit of $56.2 million as of September 30, 2025. We also generated a positive cash flow of $23.5 million for the nine months ended September 30, 2025 as a result of raising capital from the private placement.

Cash Flows

The following table shows a summary of our cash flows for the periods indicated:

	Nine Months Ended
	September 30,
	2025	2024
Net cash (used in) provided by:
Operating activities	$(6,496,306)	$(1,403,251)
Investing activities	(28,704)	(2,436)
Financing activities	30,038,046	4,485,393
Net increase in cash and cash equivalents	$23,513,036	$3,079,706

Operating Activities

Net cash used in operating activities increased by $5.1 million, to $6.5 million for the nine months ended September 30, 2025 compared to the net cash used in operating activities of $1.4 million for the nine months ended September 30, 2024. The increase in net cash used in operating activities was primarily attributable to increased net losses, changes in working capital, including accounts payable, and other current liabilities.

Investing Activities

Net cash used in investing activities increased by $26 thousand, to $29 thousand for the nine months ended September 30, 2025 compared to net cash provided by investing activities of $3 thousand for the nine months ended September 30, 2024. The increase was driven by additions by the Company to property and equipment.

Financing Activities

Net cash provided by financing activities increased by $25.6 million, to $30.0 million for the nine months ended September 30, 2025 compared to the net cash provided by financing activities of $4.5 million for the nine months ended September 30, 2024. The increase in net cash provided by financing activities was primarily attributable to the private placement of $30.0 million and additional issuances of SAFE Notes.

Contractual Obligations and Commitments

As of September 30, 2025 and December 31, 2024, we did not have any material contractual obligations or commitments.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events, and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in Note 2 to our audited financial statements included in Form 8-K filed with the SEC on September 11, 2025, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

SAFE Notes

The Company has issued SAFE Notes in exchange for cash financing. The Company has accounted for its SAFE Notes as derivatives under the FASB ASC 815-40 and ASC 815-10 and presented them as long-term liabilities in the accompanying condensed consolidated balance sheets. If any changes in the fair value of the SAFEs occur, the Company will record such changes through earnings.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. We measure all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We have historically been a private company and lacks company-specific historical information for its stock. Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expenses could be materially different for future awards.

Recent Accounting Pronouncements

A discussion of recently issued accounting pronouncements and recently adopted accounting pronouncements is included in Note 2 to our financial statements under the heading “Summary of Significant Accounting Policies.”

Emerging Growth Company Status

In April 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” may take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. Therefore, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected to avail ourselves of this extended transition period and, as a result, we will not be required to adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

In addition, as an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

●	reduced disclosure about the compensation paid to our executive officers;
●	not being required to submit to our stockholder’s advisory votes on executive compensation or golden parachute arrangements;
●	an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes Oxley Act of 2002; and
●	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation.

We may take advantage of these exemptions until such time that we are no longer an emerging growth company. We would cease to be an emerging growth company on the date that is the earliest of (1) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (2) the last day of our fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission ( “SEC”). We may choose to take advantage of some but not all of these exemptions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and principal financial officer, where appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of the Evaluation Date, and due to the identification of material weakness in our internal controls over financial reporting as of December 31, 2024, which had not been remediated as of the Evaluation Date, our principal executive officer and principal financial officer performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our chief executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any legal proceedings, litigation or claims, nor are aware of any pending, threatened, or unasserted claims, which, if determined adversely to us, would have a material adverse effect on our business, financial condition, results of operations or cash flows. We may from time to time, be a party to litigation and subject to claims incident to the ordinary course of business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A. Risk Factors

Please carefully consider the information set forth in this Quarterly Report on Form 10-Q and the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report. The risks described in our Annual Report, as well as other risks and uncertainties, could materially and adversely affect our business, results of operations, and financial condition, which in turn could materially and adversely affect the trading price of shares of our common stock. The occurrence of any of the risks discussed in such filings, or other events that we do not currently anticipate or that we currently deem immaterial, could harm our business, prospects, financial condition and results of operations. In that case, the market price of our common stock could decline, and you may lose all or part of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The following list sets forth information regarding all unregistered securities sold by us since inception on December 10, 2021. None of the following transactions involved any underwriters, underwriting discounts or commissions, or any public offering. The sales of the below securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation.

Common Stock Purchase Agreements

On December 10, 2021, we issued pursuant to common stock purchase agreements:

●	4,750,000 shares of common stock to Mr. Tompkins, for an aggregate purchase price equal to $475 representing amounts advanced by Mr. Tompkins to counsel for Surfside in connection with the formation and organization of Surfside; and
●	250,000 shares of common stock to Ian Jacobs, an officer and director of Surfside, for an aggregate cash purchase price equal to $25.

The Private Placement

On September 5, 2025, in connection with the Private Placement, we issued an aggregate of 10,000,000 shares of our common stock at a purchase price of $3.00 per share in a private placement to certain accredited and institutional investors for aggregate gross consideration of $30.0 million. We also issued Placement Agent Warrants representing the right to acquire, on the terms set forth therein, 586,666 shares of our common stock. See “Description of Capital Stock.”

Securities Issued in Connection with the Merger

On September 5, 2025, pursuant to the terms of the Merger Agreement, each share of Legacy Deep Fission Common Stock issued and outstanding immediately prior to the Effective Time was converted into the right to receive 17.32141 shares of our common stock, rounded to the nearest whole share.

Placement Agent Warrants

In connection with the closing of the Private Placement, we paid the placement agents, Seaport, Benchmark, Dinosaur, Network 1 and Phoenix, each a U.S. registered broker-dealer, an aggregate cash placement fee of $2.1 million and issued the Placement Agents warrants to purchase an aggregate of 586,666 shares of our common stock. The Placement Agent Warrants expire on the earlier of (i) five years after the Closing Date and (ii) three years after our shares of common stock are listed on a national securities exchange, and have an exercise price of $3.00 per share.

Advisor Shares

On September 5, 2025, we issued 85,000 shares of our common stock to an accredited investor in consideration for services rendered in connection with the Merger.

Consultant Shares

On September 16, 2025, we issued 83,500 shares of our common stock to a service provider of Deep Fission pursuant to the 2025 EIP.

Grants under Legacy Deep Fission 2025 Plan

On August 29, 2025, we granted stock options to Elizabeth Muller and Richard Muller representing 811,699 and 649,363 shares of our common stock, respectively, (on an as-converted basis), pursuant to the 2025 Plan. The stock options have an exercise price of $3.00 per share.

Repurchases

The Company did not repurchase any of the Company’s outstanding equity securities during the three months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors or officers entered into, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” that were intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act, in each case as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Exhibit description	Incorporated by Reference (Form Type)	Filing Date	Filed herewith
10.1	Employment Agreement between Deep Fission, Inc. and Michael Brasel, dated November 7, 2025			X

10.2	Employment Agreement between Deep Fission, Inc. and Jon Gordon, dated November 7, 2025			X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			*

101.INS	Inline XBRL Instance Document.			**

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.			**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.			**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.			**

101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document.			**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.			**

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			**
*	Furnished herewith.
**

The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEEP FISSION, INC.

Date: November 14, 2025	By:	/s/ Elizabeth Muller
Elizabeth Muller
Title: President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ William (Mark) Schmitz
William (Mark) Schmitz
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)