Form 10-K
period 2025-12-31
DEEP FISSION, INC.
filed 2026-04-15
CIK 1918102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-56407

Deep Fission, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-4265302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Addison St., Suite 300 Berkeley, California 94704
(Address of principal executive offices)

(707) 400-0778
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
N/A	N/A	N/A

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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not listed on a national securities exchange, and it therefore cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 31, 2026, there were 56,207,422 shares of common stock issued and outstanding.

i

LETTER FROM THE CEO AND CO-FOUNDER

Dear Fellow Shareholders,

We are excited to file our first Annual Report as a public company, and I wanted to share this letter to highlight some of the key priorities that are discussed in more detail elsewhere in this report.

Foremost, I believe the biggest barrier to nuclear energy isn’t new reactor technology; it’s time.

For decades, many in our industry have followed the same, tired playbook: design a reactor, show it works on paper, then try to figure out how to commercialize the design. Each step typically adds years and can cost hundreds of millions (or potentially even billions) of dollars, waiting until the final step to determine whether the technology is viable to generate and sell electricity. By that time, the commercial opportunity may have already passed.

I think there’s a better way. Deep Fission’s goal is to focus on commercial deployment from the start.

At Deep Fission, we’re not trying to invent a new type of reactor. The technology we are utilizing, pressurized water reactors (PWRs), has been deployed for decades in commercial power generation, and uses readily-available low-enriched uranium (LEU) fuel. As of 2025, there are 64 safely operating PWRs in the United States, generating about 12% of our nation’s electricity. Due to this legacy of continuous operation, criticality is not our primary technical proof point.

Our difference is our deployment model.

From the beginning, we have prioritized deployment over invention. Our Gravity Nuclear Reactor leverages existing capabilities developed in the oil, gas, and geothermal industries to deploy established PWR technology in a new way. This involves novel emplacement of PWRs in mile-deep boreholes underground, utilizing the rock itself to provide structural confinement and shielding, along with pressure from a mile-long column of water on top of the reactor in the borehole. This reduces the need for large surface infrastructure associated with conventional nuclear power plants, allowing us to streamline deployment of a technology we already understand.

As our business has begun to mature, we are now sharing our phased plan for commercial viability in the next three years.

In December 2025 we broke ground in Parsons, Kansas, in furtherance of participation in the Department of Energy’s (“DOE”) Reactor Pilot Program. We have already drilled our first data acquisition well to gather real-world data up to 6,000 feet deep. Next, we will demonstrate our ability to drill a commercial-scale borehole and safely deploy a prototype reactor. We’re aiming to complete this drilling, engineering, and emplacement validation phase in the coming months.

The balance of this year and into early 2027 will be focused on delivery of key components for full-system installation, including well casing, our reactor canister, and heat exchanger, as well as LEU fabrication and loading. Pending DOE authorization, we plan to demonstrate our system and apply for a commercial license in the first half of 2027, converting the same pilot reactor to commercial operation. We are targeting as early as that same year to seek high-volume commercial licensing for deployment of multiple boreholes and subsequently, at multiple sites.

Deep Fission is prioritizing validation of the hardest and most differentiated parts of our system, to reduce risk earlier and move more directly toward a commercial outcome. We are working closely with both the DOE and the Nuclear Regulatory Commission to align demonstration and licensing, aiming to move these efforts forward in parallel.

Our goal is to bring new nuclear capacity online faster and more predictably, on pace with modern infrastructure and AI-driven demand. Nuclear can help meet the need for more electricity, but only if we build it in a way that works in the real world. We are starting with planned sites in Kansas, Texas, and Utah, inviting people, partners, and the public to build with us.

We encourage you to read the rest of our Annual Report for additional information regarding our business, including our key priorities.

Sincerely,

Elizabeth Muller

Chair, President and Chief Executive Officer of Deep Fission, Inc.

EXPLANATORY NOTE

Restatement Background

As previously announced in our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 9, 2026, on April 9, 2026, the Audit Committee (the “Audit Committee”) of the board of directors, in consultation with management, concluded that the audited consolidated financial statements for the fiscal year ended December 31, 2024 and for the period from July 17, 2023 (inception) through December 31, 2023, and the unaudited condensed consolidated financial statements for the six month periods ended June 30, 2024 and 2025, and the three- and nine-month periods ended September 30, 2024 and 2025 of Deep Fission, Inc. (“Deep Fission,” the “Company,” “we,” “our,” or “us”) could no longer be relied upon as a result of material accounting errors identified by management subsequent to the issuance of the Company’s unaudited interim condensed consolidated financial statements as of and for the fiscal quarter ended September 30, 2025.

This Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (this “Annual Report”) includes audited consolidated financial statements of the Company for the fiscal years ended December 31, 2025 and 2024. The consolidated financial statements for the year ended December 31, 2024 and the unaudited condensed consolidated financial information for the six-month periods ended June 30, 2024 and 2025, and the three- and nine-month periods ended September 30, 2024 and 2025 included in this Annual Report have been restated to reflect the correction of identified errors (the “Misstatements”) related to valuations of Simple Agreement for Future Equity (“SAFE Notes”) and stock-based compensation expense (the “Restatement”) (refer to Note 2. Restatement of Previously Issued Consolidated Financial Statements and Note 12. Quarterly Financial Data (Unaudited) to our financial statements included in Part II, Item 8 of this Annual Report for additional information).

All material restatement information that relates to the Misstatements is included in this Annual Report, and we do not intend to separately amend other documents that the Company has previously filed with the SEC. As a result, the financial statements of the Company included in any documents that the Company has previously filed with the SEC should no longer be relied upon.

Control Considerations

Although management did not conduct a formal assessment of internal control over financial reporting as of December 31, 2025, in accordance with Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Corporation Finance Interpretations, as a result of the errors described above and the related restatement, the Company identified certain material weaknesses in its internal control over financial reporting. As a result of the material weaknesses in internal control over financial reporting, our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2024, September 30, 2024, December 31, 2024, June 30, 2025, September 30, 2025, and December 31, 2025. Management will be implementing changes to strengthen our internal controls and remediate the material weaknesses. See Item 9A, “Controls and Procedures” for additional information related to the material weaknesses in internal control over financial reporting and our related remediation activities.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements contained in this Annual Report other than statements of historical fact are forward-looking statements.

Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “project,” “target,” “potential,” “continue,” “could,” “will,” “would,” or similar expressions, or the negative of these terms or similar expressions, although not all forward-looking statements contain these identifying words.

Forward-looking statements contained in this Annual Report include, but are not limited to, statements regarding our future results of operations and financial condition; business strategy; plans; objectives and expectations for our business; operations and technology; risks related to the restatement of our consolidated financial statements included in this Annual Report and for other periods impacted by the restatement as identified in our Current Report on Form 8-K filed with the SEC on April 9, 2026, and any potential litigation or investigation related to such restatement; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including our ability to remediate any existing material weaknesses in our internal control over financial reporting and the timing of any such remediation, as well as to reestablish effective disclosure controls and procedures at a reasonable assurance level; and the assumptions underlying or relating to any of the foregoing. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.

Important factors that could cause actual results to differ materially from those in the forward-looking statements in this Annual Report include, among other things, the factors summarized below:

•	our status as a pre-revenue company, our ability to continue as a going concern, and our ability to achieve or sustain profitability;
•

our ability to raise substantial additional capital through equity, debt or other financing transactions on acceptable terms, or at all, to fund our operations, technology development, regulatory activities, construction, testing and commercialization;

•

our ability to design, develop, test, validate, license, construct, deploy and operate our Gravity Nuclear Reactor (“Gravity Reactor”) and related technologies, including the feasibility of our subsurface deployment model and our ability to drill, construct and maintain boreholes and related infrastructure to the required depth, width and technical specifications;

•

our ability to identify, acquire, lease or otherwise obtain access to suitable sites for the construction and operation of our facilities, including sites with appropriate geologic characteristics and regulatory approvals for drilling and nuclear activities;

•

our ability to build, commission and successfully operate test reactors, demonstration facilities or commercial reactors, including under the DOE’s (as defined below) Reactor Pilot Program or other government programs;

•

our ability to obtain, maintain and renew required licenses, permits and approvals from the NRC (as defined below), the DOE and other federal, state, local or foreign governmental and regulatory authorities, and the timing and outcome of such regulatory processes;

•

the availability, timing, adequacy and cost of nuclear fuel necessary to operate our reactors, including LEU (as defined below) or other fuels, and our ability to secure fuel supply arrangements on commercially reasonable terms, or at all;

•

the cost, availability and performance of key materials, components and services, including specialized nuclear, drilling and industrial equipment and services, and our reliance on third-party suppliers, contractors and strategic partners;

•	our ability to manage operating expenses, capital expenditures and construction costs, including the risk that development or deployment costs may be higher than anticipated;
•	our ability to meet development, construction, testing, regulatory and commercialization timelines;

•

the willingness of customers, investors, strategic partners and regulators to adopt or support our technology, particularly given our limited operating history and the fact that our technology has not yet been proven at commercial scale;

•

our ability to identify customers for our electricity or related services and to negotiate and enter into power purchase agreements or other long-term commercial arrangements on acceptable terms, or at all;

•

our ability to obtain timely and cost-effective interconnection to electric transmission systems and access to sufficient transmission capacity to deliver electricity generated by our facilities to customers;

•	our ability to attract and retain qualified personnel, including our executive officers, technical leadership and other key employees;
•

our ability to obtain, maintain, protect and enforce our intellectual property rights and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others;

•

the development of an active trading market for our common stock, including our ability to obtain and maintain a quotation on the OTC markets or listing on a national securities exchange, and the risk that an active or liquid trading market may not develop or be sustained;

•	the liquidity and potential volatility of the market price of our common stock if a trading market develops;
•

the impact of domestic and international economic, financial, political and legal developments on our operations, including changes in interest rates, inflation, taxes, tariffs, trade policies, commodity costs, labor costs and capital markets conditions;

•

changes in laws, regulations, policies, mandates, interpretations, enforcement priorities and funding levels applicable to nuclear energy, environmental protection, drilling, construction and other aspects of our business;

•

the risk of accidents, safety incidents, operational failures, construction incidents or other catastrophic events associated with nuclear facilities or related infrastructure, including risks of personal injury, illness, death, environmental contamination, property damage and associated liability;

•	our potential exposure to environmental liabilities, including under CERCLA (as defined below) and other environmental, health and safety laws and regulations;
•	the costs associated with the handling, storage, transportation and disposal of spent nuclear fuel and other radioactive or hazardous materials;
•	cybersecurity risks affecting our systems, infrastructure, facilities or third-party partners;
•	the outcome of litigation, investigations, regulatory proceedings or other legal matters;
•	risks relating to negative public or political perception of us or the nuclear energy industry generally; and
•	the risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report.

The foregoing does not represent an exhaustive list of factors that could impact the forward-looking statements contained herein or the risk factors that we are faced with. Moreover, we operate in a highly regulated, capital-intensive and evolving industry, and new risks and uncertainties may emerge from time to time that could affect our business, prospects, results of operations, or financial condition.

v

Forward-looking statements in this Annual Report are based on management’s current expectations, estimates, forecasts, projections, beliefs and assumptions and on information available to us as of the date of this Annual Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors, many of which are beyond our control, that could cause our actual results, performance, developments or achievements to differ materially from those expressed in or implied by the forward-looking statements.

Accordingly, you should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this Annual Report. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

As a company with less than $1.235 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). An emerging growth company may take advantage of reduced reporting requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

•

being permitted to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in our periodic reports and registration statements, including this Annual Report;

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, as amended, on the effectiveness of our internal controls over financial reporting;
•	reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, proxy statements and registration statements, including this Annual Report; and
•	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may use these provisions until the last day of our fiscal year in which the fifth anniversary of the first sale of our common stock pursuant to an effective registration statement occurs. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenues exceed $1.235 billion or we issue more than $1.00 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

We have elected to take advantage of certain of the reduced disclosure obligations in this Annual Report and may elect to take advantage of other reduced reporting requirements in future filings. As a result, the information that we provide to our stockholders may be different than other public reporting companies.

The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards, until those standards apply to private companies. We have elected to take advantage of the benefits of this extended transition period and, therefore, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies, until these standards apply to private companies. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards. Until the date that we are no longer an emerging growth company or affirmatively and irrevocably opt out of the exemption provided by Section 7(a)(2)(B) of the Securities Act upon issuance of a new or revised accounting standard that applies to our financial statements and that has a different effective date for public and private companies, we will disclose the date on which we will adopt the recently issued accounting standard. We are also a “smaller reporting company,” as defined in the Exchange Act, meaning that the market value of our stock held by non-affiliates was less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We will continue to be a smaller reporting company until the last day of the fiscal year in which either (i) the market value of our stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter or (ii) our annual revenue is more than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we have chosen, and may in the future choose, to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation. Likewise, if we are an emerging growth company at the time we cease to be a smaller reporting company, we may continue to rely on exemptions from certain disclosure requirements that are available to emerging growth companies.

Corporate Information

We were incorporated as Surfside Acquisition Inc. (“Surfside”) in the State of Delaware on December 10, 2021. Prior to the Merger (as defined below), we were a “shell company” (as defined in Rule 12b-2 under the Exchange Act). On September 5, 2025 (the “Merger Closing Date”), Surfside completed a merger (the “Merger”) with Deep Fission Nuclear, Inc. (formerly known as Deep Fission, Inc.), a private Delaware corporation (“Legacy Deep Fission”), pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), under which a wholly owned subsidiary of Surfside merged with and into Legacy Deep Fission, with Legacy Deep Fission continuing as the surviving corporation and becoming a wholly owned subsidiary of Surfside. In connection with the transaction, Surfside changed its name to Deep Fission, Inc. For financial reporting purposes, the transaction was treated as a recapitalization and reverse acquisition, with Legacy Deep Fission considered the accounting acquirer.

Our principal executive offices are located at 2001 Addison St., Suite 300, Berkeley, California 94704. Our telephone number is (707) 400-0778. Our website address is www.deepfission.com. The information contained on, or accessible through, our website is not incorporated by reference into this Annual Report, and the references to our website are intended to be inactive textual references only.

All trademarks, service marks and trade names appearing in this Annual Report are the property of their respective holders. Use or display by us of other parties’ trademarks, trade dress, or products in this Annual Report is not intended to, and does not, imply a relationship with, or endorsements or sponsorship of, us by the trademark or trade dress owners.

PART I

ITEM 1. Business

1.Company Overview

We are a nuclear energy technology company developing a small modular reactor (“SMR”) based on established pressurized water reactor (“PWR”) technology, with novel emplacement in deep boreholes approximately one mile below the Earth’s surface. Our reactor, which we refer to as the Gravity Reactor, will leverage subsurface conditions to support key containment and operating functions, including the use of hydrostatic pressure from a water column within the borehole to support reactor operating pressure and cooling, and the surrounding geological formation to provide structural confinement and shielding. This approach is intended to reduce reliance on large surface containment structures and other safety-related infrastructure associated with conventional nuclear power plants, support faster deployment timelines, improve security, enhance safety, and enable lower capital and operating costs relative to conventional nuclear facilities, while reducing exposure to environmental and other surface-level hazards.

Each Gravity Reactor is targeted to produce up to 15 megawatts of electric power output (“MWe”). Individual reactors may be deployed as standalone installations or grouped in clusters of boreholes at a single site, which may enable longer refueling cycles through coordinated fuel management, staggered refueling schedules and more efficient utilization of shared infrastructure, and support larger installations capable of supplying hundreds and potentially thousands of MWe of generation capacity.

The Company’s commercialization strategy is based on a phased deployment plan designed to move toward commercialization in the next three years. Given that reactor criticality using established PWR technology is well understood, the Company is prioritizing validation of the hardest and most differentiated parts of our system, to reduce risk earlier and move more directly toward a commercialization outcome. Specifically, the tests that we want to focus on are drilling to depth at commercial scale, installing and integrating a nuclear system a mile underground, and operating as part of a complete energy ecosystem. We also want to prove that we can do this in time to meet the AI-driven surge in demand for energy. The Company is currently participating in the U.S. Department of Energy (“DOE”) Reactor Pilot Program, and we expect to demonstrate our system as part of the DOE Reactor Pilot Program.

The first phase of the Company’s phased deployment plan involves engineering validation and proof of concept wells. The Company has a long-term lease for approximately 100 acres located within the Great Plains Industrial Park in Parsons, Kansas (the “Kansas Site”) and has commenced initial field development activities at the site. As part of this, the Company already drilled its first data acquisition well to gather real-world data up to 6,000 feet deep. Next, the Company will demonstrate its ability to drill a commercial-scale borehole and safely deploy a prototype reactor. The Company continues to advance its reactor design in parallel with these activities, including planning additional drilling activities and conducting related engineering and emplacement work, and is targeting completion of these activities in the coming months. The balance of this year and into early 2027 will be focused on delivery of key components for full-system installation, including well casing, our reactor canister, and heat exchanger, as well as LEU fabrication and loading.

The second phase of the Company’s phased deployment plan involves DOE authorization and one or more commercial pilot wells. Specifically, subject to DOE authorization, the Company intends to demonstrate the Gravity Reactor, and to apply for a commercial license with the U.S. Nuclear Regulatory Commission (“NRC”) in the first half of 2027, converting the same pilot reactor to commercial operation. We are working closely with both the DOE and the NRC to align demonstration and licensing, as we are aiming to move these efforts forward together rather than advancing them in sequence.

The third and final phase of the Company’s phased deployment plan involves the construction of surface facilities and seeking high-volume commercial licensing for deployment of multiple reactors at a single site through clustered boreholes, and subsequently, at multiple sites. We are targeting as early as 2027 to seek such high-volume commercial licensing with the NRC.

The Company’s approach to subsurface reactor deployment is supported by its intellectual property portfolio, which includes issued patents and pending patent applications relating to reactor configuration, deep subsurface emplacement, drilling and casing techniques, thermal-hydraulic performance, instrumentation and monitoring, and other technologies supporting the deployment of underground nuclear reactors. The Company believes that its intellectual property, together with its engineering expertise and ongoing development activities, supports its competitive position.

Legacy Deep Fission was incorporated in July 2023 and remains in the development stage. The Gravity Reactor remains in conceptual and early engineering stages, and the Company has not constructed or operated a commercial reactor or generated revenue. Current activities include reactor development, geological evaluation, large-diameter borehole drilling research and development, geothermal testing, safety analysis, regulatory engagement, site development, and commercialization planning.

2.Our Technology

The Gravity Reactor integrates established PWR technology with subsurface emplacement in a borehole environment. The system is designed to deliver reliable electricity at lower expected costs relative to conventional nuclear facilities by reducing surface infrastructure requirements and enabling faster deployment than conventional nuclear power plants, while also limiting exposure to environmental and other surface-level hazards. The design of our technology and associated drilling methods described below remains subject to further development and applicable regulatory approvals.

Reactor Architecture

The Gravity Reactor is based on PWR technology, the most widely deployed nuclear reactor technology in the global commercial nuclear fleet. PWRs use water as both coolant and moderator and have been deployed for decades in commercial power generation.

The Gravity Reactor adapts this established reactor architecture for installation within a deep vertical borehole. The reactor module is being designed as a compact unit to be positioned within a drilled and cased vertical borehole at depths of approximately one mile below the Earth’s surface.

The Gravity Reactor is expected to contain all nuclear fuel assemblies, coolant circulation systems, and structural components required to safely sustain controlled nuclear fission and transfer thermal energy for conversion into electricity.

Subsurface Deployment

A defining feature of the Gravity Reactor is the emplacement of the reactor module within a deep subsurface vertical borehole rather than within a conventional above-ground containment structure. The borehole is expected to be lined with steel casing and cement intended to maintain structural integrity and isolate surrounding geological formations. The reactor module will be installed within the borehole, surrounded by a column of water intended to provide external hydrostatic pressure and support cooling. Thermal energy produced within the reactor core will be carried by the primary coolant system to a heat exchanger located in the borehole, where it will be transferred to surface power conversion systems for conversion into electricity. The primary coolant will be a closed system that recirculates through the reactor core and primary heat exchanger.

Subsurface emplacement is intended to provide several safety benefits, including the availability of hydrostatic pressure and water inventory intended to support cooling, geological shielding and separation between the reactor system and the surface environment, reduced exposure to certain external hazards, increased security, and reduced reliance on safety-related surface infrastructure footprint relative to conventional nuclear facilities.

Deep Borehole Drilling

Deployment of the Gravity Reactor is expected to require the construction of 30- to 50-inch-diameter vertical boreholes extending to depths of approximately one mile below the Earth’s surface. Boreholes are expected to be drilled using technologies, service providers, and operational practices developed in the oil, gas, and geothermal industries.

The Company already drilled its first data acquisition well to gather real-world data up to 6,000 feet deep. Next, the Company will demonstrate its ability to drill a commercial-scale borehole and safely deploy a prototype reactor. The Company’s test drilling activities are intended to support evaluation of drilling methods, casing systems, and borehole stability. In parallel, the Company is conducting engineering studies and modeling activities to refine borehole design parameters, including diameter requirements, drilling techniques, and casing systems.

Reactor Installation and Emplacement

Following completion of borehole drilling and casing, the reactor module is expected to be lowered into the prepared borehole using specialized lifting and handling equipment and secured within the casing structure at the designated depth. Surface infrastructure, including monitoring systems, electrical equipment, and power conversion systems, is expected to be connected to the subsurface reactor system. The Company is conducting engineering studies and modeling activities to refine installation procedures and equipment specifications.

Hydrostatic Pressure and Cooling

The Gravity Reactor incorporates a column of water within the borehole above and surrounding the reactor module. The hydrostatic pressure generated by this water column is intended to support the pressure conditions required for safe reactor operation.

Water within the borehole is also intended to contribute to the reactor’s thermal management system. Thermal energy produced within the reactor core will be carried by the primary coolant system to a heat exchanger located in the borehole, where it will be transferred to surface power conversion systems for conversion into electricity.

Modular Reactor Units

Each Gravity Reactor is targeted to produce up to 15 MWe. Individual reactors may be deployed as standalone installations or grouped in clusters of boreholes at a single site.

Multiple boreholes deployed at a single location are intended to support larger installations capable of supplying hundreds and potentially thousands of MWe of generation capacity. This modular architecture is intended to allow reactor capacity to be added incrementally as electricity demand grows.

Fuel and Core Systems

Nuclear fuel for Gravity Reactors will consist of low-enriched uranium (“LEU”). LEU is produced and fabricated by qualified nuclear fuel suppliers. The Company expects that commercial reactor deployments will require long-term fuel supply arrangements with qualified enrichment, fabrication, and related fuel-cycle service providers.

The availability or cost of LEU may be influenced by uranium market conditions, enrichment and fabrication capacity, transportation constraints, regulatory requirements, geopolitical factors, or other supply chain disruptions. Global enrichment capacity is concentrated among a limited number of suppliers, including facilities in jurisdictions that may be subject to geopolitical developments, trade restrictions, or regulatory actions, which could affect the availability or cost of LEU.

Within the reactor module, nuclear fuel assemblies will sustain controlled fission reactions that generate heat. Reactor control mechanisms will regulate the rate of the fission reaction to maintain stable operating conditions.

Like other nuclear reactors, operation of the Gravity Reactor will generate used nuclear fuel, which must be stored and ultimately disposed of in accordance with applicable regulatory requirements and nuclear waste management frameworks. Depending on the long-term disposal pathway, this may require interim on-site storage, transportation, and coordination with governmental authorities or third-party service providers. The management and disposition of used nuclear fuel will be conducted in compliance with applicable laws and regulations.

Safety and Reactor Protection

The Gravity Reactor incorporates multiple layers of safety systems derived from established PWR technology and its safety is enhanced by the characteristics of deep subsurface emplacement.

The reactor module design includes engineered safety systems intended to regulate reactor operation, remove residual heat following shutdown, and maintain safe operating conditions during both normal operating states, where the reactor module is operating under routine operating conditions and planned changes in operating conditions, and off-normal operating states, where the reactor module deviates unexpectedly from expected operating conditions (including equipment malfunctions and system disturbances).

Subsurface emplacement of the reactor within a deep borehole is intended to provide physical separation between the reactor system and the surrounding environment. Surrounding geological formations will provide structural confinement and natural shielding, and underground placement is intended to reduce exposure to certain external hazards, such as extreme weather events, earthquakes, wildfires, aircraft impact, potential acts of sabotage or terrorism, or other events that may affect surface facilities.

The safety characteristics of the Gravity Reactor remain subject to ongoing engineering analysis, safety evaluations, and regulatory review as part of our reactor development process and our efforts to obtain requisite licenses from relevant authorities.

Surface Supporting Systems

Although the reactor module is located underground, limited supporting systems are expected to remain on the surface. These systems are expected to include power conversion equipment used to convert thermal energy into electricity, monitoring and control systems for reactor operation, electrical interconnection infrastructure that will connect the facility to the grid or to local power users, and other operational functions associated with the generation and delivery of electricity.

Manufacturing and Supply Chain

The Gravity Reactor is designed to leverage existing industrial supply chains where possible. Major reactor components are expected to utilize established materials and manufacturing processes drawn from the nuclear and broader industrial sectors, while the reactor’s compact and simplified design is intended to enable greater use of standard industrial fabrication methods in place of conventional large-scale nuclear construction practices.

The reactor module is designed as a compact unit that may be manufactured in qualified facilities and delivered to project sites for emplacement within drilled boreholes. Fuel installation may occur at a manufacturing facility or at the borehole site, depending on the local environment and regulations around the transportation of a fueled reactor. This approach is intended to support repeatable and controlled manufacturing and assembly environments.

Deep borehole drilling required for reactor emplacement is expected to use technologies, service providers and operational practices developed in the oil, gas, and geothermal industries. Surface power conversion and balance-of-plant equipment associated with the Gravity Reactor are expected to utilize commercially available industrial components.

Site Requirements and Geological Considerations

The Gravity Reactor is designed for deployment in geologic settings that support the drilling and long-term structural stability of deep vertical boreholes. Site selection is expected to focus on optimizing geologic, operational, project development, and regulatory factors.

The Company has secured a long-term lease at the Kansas Site and has commenced initial site development activities, including geological evaluation, borehole planning, and initial drilling activities. The Company is conducting geological surveys and site characterization studies at the Kansas Site. These activities are intended to inform borehole design, drilling techniques, and site suitability for future reactor deployment.

In addition to the Kansas Site, the Company has entered into multiple non-binding letters of intent (“LOIs”) with potential development partners for candidate commercial sites in the United States. These LOIs relate to potential deployment opportunities in Kansas, Texas, and Utah as well as other locations in the United States and internationally.

In addition to geological considerations, deployment sites must be capable of supporting surface infrastructure, as described above in “Surface Supporting Systems.”

Site-specific engineering analyses will be required for each proposed deployment location to confirm drilling feasibility and compliance with applicable regulatory requirements. Such analyses are ongoing with respect to the Kansas Site and are expected to be required for any future deployment locations, including Texas and Utah, if applicable.

3.DOE Reactor Pilot Program and Development Activities

Deep Fission is advancing development and demonstration activities to support the future commercial deployment of the Gravity Reactor. Current demonstration efforts are focused on the Company’s planned pilot reactor under the DOE Reactor Pilot Program, together with related engineering, site development, and construction of initial boreholes and test infrastructure. The pilot reactor is not expected to reflect the full output, configuration or commercial economics of any future commercial deployments. The Company has commenced initial field development activities, including test drilling, at the Kansas Site and continues to advance its reactor design.

U.S. Department of Energy Reactor Pilot Program

In August 2025, Deep Fission was selected by the DOE as one of 11 projects across ten companies eligible to participate in the DOE Reactor Pilot Program, which is intended to enable advanced reactor developers to construct and test prototype reactors under DOE authorization to demonstrate technical feasibility, operational performance, and safety characteristics.

On November 17, 2025, the Company entered into an Other Transaction Agreement for Reactor Authorization (the “OTA”) with the DOE, effective as of November 14, 2025. The OTA establishes the framework under which the DOE will review the safety basis for the Company’s planned demonstration reactor, evaluate supporting engineering analyses, and approve certain commissioning and testing milestones prior to operation. If authorized, the demonstration reactor would be constructed and operated under DOE oversight. Data generated through this process is expected to inform the Company’s reactor design, safety analysis, and potential future licensing submissions to the NRC. DOE authorization does not permit commercial operation and does not replace the requirement to obtain NRC licenses.

The DOE Reactor Pilot Program is an authorization and oversight program and does not provide direct funding to the Company under the OTA. Accordingly, the Company is responsible for funding development, construction, and operation of its pilot reactor and related infrastructure, including its borehole development program. While initial activities, including the drilling and development of the Company’s first well (as further described below), are currently funded, subsequent stages of development, including additional boreholes and the planned pilot reactor, are not fully funded and will require substantial additional capital. The Company expects to seek such funding through equity issuances, debt financings, strategic investments, partnerships, or other arrangements, although there can be no assurance that such financing will be available on acceptable terms or at all.

The Company has updated certain previously identified development milestones, including those related to the timing of reactor criticality, to better align with its current development priorities. Given that reactor criticality using established PWR technology is well understood, the Company is prioritizing validation of the hardest and most differentiated parts of our system, to reduce risk earlier and move more directly toward a commercialization outcome. Specifically, the tests that we want to focus on are drilling to depth at commercial scale, installing and integrating a nuclear system a mile underground, and operating as part of a complete energy ecosystem. The timing of DOE authorization and related testing activities remains subject to completion of engineering development, regulatory review, and the availability of funding.

Pilot Reactor Site Development

In support of its participation in the DOE Reactor Pilot Program, Deep Fission has secured a long-term lease for approximately 100 acres at the Kansas Site. The Company intends to use this site for development and testing activities associated with its borehole development program and planned pilot reactor, subject to applicable regulatory approvals and the availability of sufficient funding.

Current activities at the Kansas Site include geological analysis, engineering design work, borehole planning, and test drilling (including the drilling of the Company’s first well (described below)), as well as preparation for subsurface infrastructure development. These activities are intended to support drilling operations, reactor emplacement procedures, and the design and development of associated monitoring and power conversion systems, subject to the availability of capital and continued project development.

Phased Deployment Model

The Company’s commercialization strategy is based on a phased deployment plan designed to move toward commercialization in the next three years. Given that reactor criticality using established PWR technology is well understood, the Company is prioritizing validation of the hardest and most differentiated parts of our system, to reduce risk earlier and move more directly toward a commercialization outcome. Specifically, the tests that we want to focus on are drilling to depth at commercial scale, installing and integrating a nuclear system a mile underground, and operating as part of a complete energy ecosystem. We also want to prove that we can do this in time to meet the AI-driven surge in demand for energy. The Company is currently participating in the DOE Reactor Pilot Program, and we expect to demonstrate our system as part of the DOE Reactor Pilot Program.

Phase 1

The first phase of the Company’s phased deployment plan involves engineering validation and proof of concept wells. The Company has a long-term lease for approximately 100 acres located within the Kansas Site and has commenced initial field development activities at the site. As part of this, the Company already drilled its first data acquisition well to gather real-world data up to 6,000 feet deep. Next, the Company will demonstrate its ability to drill a commercial-scale borehole and safely deploy a prototype reactor. The Company continues to advance its reactor design in parallel with these activities, including planning additional drilling activities and conducting related engineering and emplacement work, and is targeting completion of these activities in the coming months. The balance of this year and into early 2027 will be focused on delivery of key components for full-system installation, including well casing, our reactor canister, and heat exchanger, as well as LEU fabrication and loading.

While these wells are not regulated by the DOE as part of the DOE Reactor Pilot Program, engineering data will be used to support our request for the DOE’s authorization of the planned pilot reactor as described below.

Phase 2

The second phase of the Company’s phased deployment plan involves DOE authorization and one or more commercial pilot wells. Specifically, subject to DOE authorization, the Company intends to demonstrate the Gravity Reactor, and to apply for a commercial license with the NRC in the first half of 2027, converting the same pilot reactor to commercial operation. We are working closely with both the DOE and the NRC to align demonstration and licensing, as we are aiming to move these efforts forward together rather than advancing them in sequence.

Phase 3

The third and final phase of the Company’s phased deployment plan involves the construction of surface facilities and seeking high-volume commercial licensing for deployment of multiple reactors at a single site through clustered boreholes, which may enable longer refueling cycles through coordinated fuel management, staggered refueling schedules and more efficient utilization of shared infrastructure, and support greater aggregate power generation capacity than the pilot installation, and subsequently, at multiple sites. We are targeting as early as 2027 to seek such high-volume commercial licensing with the NRC.

Commercial deployment of Gravity Reactors will require additional regulatory approvals, including licensing by the NRC, which the Company is pursuing in parallel with DOE-related activities. The Company expects that a DOE-authorized pilot reactor will inform key design, operational and licensing considerations for commercial deployment, although subsequent deployments are expected to involve different configurations, site-specific integration activities and additional engineering development. Additional project financing will also be required.

Ongoing Development Activities

In addition to borehole construction, Deep Fission’s current activities include reactor design, safety analysis, thermal-hydraulic modeling, regulatory engagement with the DOE and the NRC, and supply chain development for reactor components and drilling operations. The Gravity Reactor remains in conceptual and early engineering stages, and key aspects of the design continue to be refined through ongoing engineering and analysis.

The Company expects that data generated through these activities will inform continued development of the Gravity Reactor and future regulatory licensing efforts.

4.Commercial Strategy

Deep Fission’s commercial strategy is focused on deploying Gravity Reactors in markets with rapidly growing electricity demand and increasing need for reliable, affordable baseload power. The Company’s initial commercial focus is on hyperscale data centers and other large power users, and over time may expand to include utilities, industrial operators, and government or defense installations, as described further below in “Target Markets.”

Commercial Gravity Reactor installations are expected to be deployed at sites capable of supporting multiple reactor units installed through clusters of deep boreholes. This modular architecture is intended to allow reactor capacity to be added incrementally as electricity demand grows.

The Company’s business model is designed to generate revenue from (i) project-level equity participation, including indirect participation in project-level cash flows from electricity sales, (ii) one-time upfront revenue, generally expected to be associated with Gravity Reactor deployment and related upfront project development services and (iii) recurring revenue, generally expected to be associated with technology licensing and operations and maintenance services of Gravity Reactor installations, as described in more detail below in “Business Model and Revenue Streams.”

Project Development Model

Deep Fission expects that many commercial deployments of the Gravity Reactor may be structured as project-level developments in which the Company participates in the development, ownership, and operation of reactor installations. Under this model, electricity generated by Gravity Reactor facilities may be sold to customers under long-term power purchase agreements (“PPAs”) or similar contractual arrangements; these potential PPAs are more particularly described below in “Project-Level Equity Participation; Electricity Sales.”

The Company believes that individual projects may be financed using a combination of corporate capital, strategic capital, and project-level financing structures. This project-level development model is intended to allow the Company to pursue and retain equity ownership in large-scale infrastructure projects while using external financing sources where appropriate to support construction and long-term operation.

In addition to participating in project-level equity and electricity sales, the Company may provide project development, reactor delivery, integration, and related deployment support in connection with Gravity Reactor installations, as described below in “Upfront Revenue Streams.” The Company expects that the specific commercial structure of any project will vary, including based on customer requirements, site characteristics, local power delivery infrastructure, financing arrangements, regulatory requirements, and project counterparties.

Great Plains Industrial Park and Early Deployment Sites

A key element of Deep Fission’s commercialization strategy is the development of suitable sites capable of supporting early deployments of the Gravity Reactor. One such location is the Kansas Site, where the Company has secured a long-term lease for approximately 100 acres for site development and related activities. The Company views this site as an important early location for development of the Gravity Reactor, including pilot reactor activities and evaluation of potential future commercial deployment opportunities.

The Company has also entered into a non-binding letter of intent with the Great Plains Industrial Park in connection with potential future development activities at the site. The Kansas Site offers an established industrial setting and other site characteristics that the Company believes may support future reactor development activities, subject to applicable regulatory approvals, state and local support, site studies, and project-specific engineering and infrastructure considerations.

In addition to the Kansas Site, the Company has entered into multiple non-binding LOIs with potential development partners for candidate commercial sites in the United States. These LOIs relate to potential deployment opportunities in Kansas, Texas, and Utah as well as other locations in the United States and internationally. These LOIs contemplate evaluation of multi-reactor installations. The LOIs generally describe preliminary concepts for site access, project development coordination, power delivery, and development sequencing. Collectively, the discussions reflected in these agreements relate to potential reactor deployments that could support up to 12.5 gigawatts of generation capacity if fully developed over time.

These LOIs are non-binding and do not contain commitments to purchase electricity, finance projects, construct facilities, grant exclusivity, or deploy a specified number of reactors. Either party may terminate these arrangements without penalty.

Strategic Relationships

Deep Fission has entered into strategic relationships intended to support commercialization of the Gravity Reactor, including relationships focused on digital infrastructure demand, project development, power offtake opportunities, and project-level financing.

In February 2026, the Company entered into a non-binding memorandum of understanding (“MOU”) with Blue Owl Digital Infrastructure Advisors LLC (“Blue Owl”) to establish a framework for potential collaboration in support of the development and deployment of nuclear energy projects utilizing Deep Fission’s technology. The MOU contemplates potential collaboration relating to customer and utility outreach, project development activities, and evaluation of potential power offtake and project-level financing opportunities associated with Blue Owl’s digital infrastructure portfolio and developments.

In connection with execution of the MOU, investment funds affiliated with Blue Owl made an equity investment in the Company in the amount of $20 million. The Company also granted Blue Owl non-exclusive rights of first offer with respect to certain potential future power offtake opportunities and project-level financing opportunities, in each case subject to the terms of the MOU and related transaction documentation. The power offtake right of first offer applies to potential future opportunities where a potential data center or similar large-load end user offtake need is identified in the Company’s project developments, and the project financing right of first offer applies to potential future project-level financing opportunities originated by the Company.

The MOU does not require either party to enter into any specific project, power offtake arrangement, financing transaction, or other commercial arrangement unless agreed in separate definitive written documentation executed by the parties. The MOU also does not grant Blue Owl exclusivity with respect to any future projects or require the Company to consummate any specific offtake or financing transaction.

In November 2024, the Company entered into a non-binding strategic relationship term sheet with Endeavour Energy, LLC (“Endeavour”) designed to support commercialization of the Gravity Reactor. The contemplated collaboration is intended to facilitate coordinated site development, access to potential data center customers, and joint evaluation of multi-reactor deployments. The relationship framework contemplates potential deployment configurations of up to 1.5 gigawatts of generation capacity at a single location, within a broader potential co-development framework of up to 2 gigawatts across multiple projects.

The Endeavour relationship is governed by a non-binding term sheet and does not create commitments to purchase electricity, finance projects, construct facilities, grant exclusivity, or deploy a specified number of reactors.

Commercial Deployment Strategy

The Company’s initial commercial development plan contemplates a first commercial facility involving multiple Gravity Reactors deployed at a single site. This initial commercial deployment is intended to serve as a bridge between pilot-scale demonstration and subsequent scaled commercial deployments by supporting validation of construction methods, operational procedures, project development processes and commercial structures. While this initial facility is expected to generate power, it is not necessarily intended to reflect optimized economics, refueling strategies or generation capacity expected for future commercial deployments.

Subject to successful completion of pilot reactor activities, future regulatory approvals, site development progress, project financing, and customer arrangements, the Company may, following initial commercial deployment, pursue larger deployments at suitable locations where reliable baseload electricity is needed and where conditions support borehole construction and reactor emplacement. The Company’s target for some of these later installations is to involve clusters of reactors capable of producing hundreds of MWe to more than one gigawatt of generation capacity at a single site that could support large-scale electricity generation installations capable of supplying power to data centers, utilities, industrial facilities, and other high-demand energy users.

The Company intends to pursue commercial deployments initially within the United States, with potential future opportunities in international markets.

The timing, scale, and structure of commercial deployments remain subject to a number of factors, including engineering progress, regulatory approvals, export control requirements, applicable international nuclear cooperation agreements, successful completion of pilot reactor activities, financing availability, supply chain and fuel availability, interconnection and infrastructure considerations, site conditions, and customer demand.

5.Business Model and Revenue Streams

Deep Fission’s business model is designed to generate revenue from (i) project-level equity participation, including indirect participation in project-level cash flows from electricity sales, (ii) one-time upfront revenue, generally expected to be associated with Gravity Reactor deployment and related upfront project development services and (iii) recurring revenue, generally expected to be associated with technology licensing and operations and maintenance services of Gravity Reactor installations. The Company expects that the specific commercial structure of any project will vary, including based on customer requirements, site characteristics, local power delivery infrastructure, financing arrangements, regulatory requirements, and project counterparties.

Gravity Reactor installations are expected to be developed as long-lived energy infrastructure assets. The Company may participate in multiple stages of the project lifecycle, including project development, reactor deployment, commissioning, and ongoing operations and maintenance.

(i) Project-Level Equity Participation; Electricity Sales

For certain projects, Deep Fission intends to participate in the ownership, development, and operation of Gravity Reactor facilities. In these projects, electricity generated by the reactors may be sold to customers at the project-level under PPAs or similar offtake arrangements, and the Company may benefit from the cash flows of such sales, in many cases through its retained equity in the project.

These agreements may include fixed-price or market-linked electricity pricing structures and may be structured as direct power supply agreements at the project-level with end users or through arrangements involving local utilities or grid operators. Such agreements are commonly used in energy infrastructure projects to support long-term revenue stability and project financing.

Under this model, the Company intends to benefit from project-level cash flows associated with electricity generation and sale over the operating life of the facility, in many cases through its retained equity in the project. The Company expects that many such projects may be structured using project-level financing and infrastructure partnerships, which may allow individual reactor projects to be financed and operated through project-specific capital structures.

In many jurisdictions, the delivery of electricity generated by Gravity Reactor facilities will require coordination with local electric utilities, transmission operators, or regional grid operators. Depending on the location of a project and applicable market structures, electricity may be delivered directly to an end user through dedicated infrastructure, through utility-sleeved arrangements, or through interconnection to regional transmission systems. As a result, the development of reactor projects may involve engagement with utilities, transmission providers, and grid operators to obtain necessary interconnection approvals and coordinate power delivery arrangements. The structure of these arrangements may vary depending on local regulatory frameworks, transmission availability, and project-specific commercial agreements.

(ii) Upfront Revenue Streams

In connection with the deployment of Gravity Reactor facilities, the Company intends to generate revenue from activities associated with reactor delivery, integration, and project development.

Reactor Delivery and Integration

We intend to generate revenue through services including engineering support, reactor module delivery, integration of reactor systems with subsurface and surface infrastructure, and related services necessary to support installation and commissioning of Gravity Reactor units.

Project Development and Engineering, Procurement and Construction (“EPC”) Support

The Company may also generate revenue from project development and EPC-related support activities, which may include engineering support, project planning, site evaluation, permitting coordination, borehole development planning, construction coordination, installation, commissioning support, and other services required to advance a reactor installation from development through construction.

The Company may provide these services directly or in coordination with engineering, drilling, construction, and infrastructure partners involved in the development and installation of reactor facilities.

(iii) Recurring Revenue Streams

Technology Licensing

Deep Fission intends to generate revenue from licensing its proprietary technology in connection with the development and operation of Gravity Reactor facilities. These revenues may include recurring intellectual property fees associated with the use of the Company’s reactor platform, subsurface deployment methods, and related systems and know-how.

Technology licensing arrangements may apply to projects developed by the Company (but owned in whole or in part by third parties) or to projects developed or owned by third parties utilizing the Company’s technology platform. Licensing structures may include recurring fees, milestone payments, and/or other arrangements depending on the structure of the underlying project.

Operations and Maintenance Services

Deep Fission also intends to provide ongoing operational and technical support for deployed reactor facilities. These services may include reactor operations support, maintenance planning, monitoring, refueling coordination, regulatory support, and other services associated with the operation of Gravity Reactors over time.

These services may generate recurring revenue streams throughout the operating life of reactor installations and may be provided either directly by the Company or indirectly through arrangements the Company may establish with qualified nuclear operations partners.

Flexibility of Project and Commercial Structures

The Company expects that project structures and commercial arrangements may vary across projects. In some cases, Deep Fission may participate directly in project ownership and project-level electricity sales. In some cases (which may include cases where the Company participates directly in project ownership), the Company may provide technology, development, deployment, licensing, or operational services in support of projects owned or financed by third parties.

As a result, the mix of revenue that may be derived directly or indirectly by the Company from electricity sales, project development activities, technology licensing, and operations support may differ depending on the structure of a particular project.

6.Target Markets

Deep Fission’s target markets consist of electricity customers and energy markets that require reliable, affordable baseload power and that may benefit from modular nuclear generation located near the point of demand. The Company believes that the Gravity Reactor may be well suited for applications where electricity demand is large, continuous, and difficult to satisfy using other generation sources alone.

While the Company has not yet deployed commercial reactors, it is evaluating potential opportunities across several end-use markets where long-term electricity demand growth and reliability requirements may support the deployment of Gravity Reactor facilities.

Data Centers and Digital Infrastructure

Deep Fission’s initial commercial focus is on hyperscale data centers and other digital infrastructure facilities that require large quantities of reliable electricity. Data centers supporting cloud computing, artificial intelligence workloads, and large-scale data processing often operate continuously and require stable baseload power supply.

Demand for electricity associated with digital infrastructure has increased significantly in recent years as the scale of computing infrastructure has expanded. Many data center operators seek long-term energy supply arrangements to support the continuous operation of these facilities, particularly in regions where grid capacity is constrained or where new generation resources are required to meet projected electricity demand.

The Company believes that modular nuclear generation may provide an attractive solution for data center operators seeking reliable, cost-efficient power over long time horizons, with the ability to scale capacity as demand increases.

Industrial and Energy-Intensive Facilities

Industrial facilities represent another potential market for Gravity Reactor deployments. Certain industries—including advanced manufacturing, mining, chemical production, and large-scale processing facilities—require significant quantities of reliable electricity to support continuous operations.

These facilities may benefit from dependable baseload power generation capable of supporting uninterrupted operations and reducing reliance on weather-dependent energy sources. In some cases, industrial operators may also seek to reduce emissions associated with electricity consumption, which may increase demand for low-carbon power generation technologies.

Utilities and Grid-Scale Generation

Electric utilities and other power generation developers may represent another potential customer group for Gravity Reactor installations. Utilities are responsible for maintaining reliable electricity supply within their service territories and may seek additional sources of firm generation capacity to support growing electricity demand, replacement of retiring generation assets, or integration of intermittent renewable generation resources.

Modular nuclear generation may provide utilities with an additional option for reliable, affordable electricity generation that can operate continuously and provide stable grid support.

Government and Defense Installations

Government and defense facilities represent potential deployment opportunities for Gravity Reactor technology. Certain installations require reliable electricity supply to support mission-critical operations and may seek energy solutions capable of operating independently of external grid disruptions.

In some cases, distributed nuclear generation may offer advantages for installations requiring high levels of energy security, resilience, and long-term operational reliability. A deep underground environment also has the potential to provide security benefits.

Geographic Focus

Deep Fission’s initial market focus is within the United States, where electricity demand growth, expanding digital infrastructure, and evolving energy policy are creating increasing demand for reliable, affordable electricity generation.

The Company is evaluating international opportunities, particularly in jurisdictions that maintain civil nuclear cooperation agreements with the United States and that support the deployment of advanced nuclear technologies. Any international deployment would be subject to applicable export control regulations, international agreements, and local regulatory approvals.

7.Competition

The market for SMR and other advanced nuclear energy technologies is evolving and includes a range of companies developing new reactor designs, as well as established nuclear vendors and energy infrastructure providers. Deep Fission competes broadly with other developers of advanced nuclear technologies as well as with other sources of energy generation that may serve similar end-use markets. The Company may also compete with utilities that own or operate existing nuclear generation assets or other dispatchable generation resources, such as natural gas-fired power plants or other generation sources capable of producing electricity on demand.

Competition in the energy sector is influenced by a number of factors, including technology maturity, regulatory approval pathways, capital requirements, deployment timelines, safety characteristics, operating and capital costs, access to fuel supply chains, manufacturing capabilities, and the ability to secure project financing and customer commitments.

Advanced Reactor and SMR Developers

A number of companies are developing advanced nuclear reactor technologies intended to provide smaller-scale or modular nuclear power generation. These developers are pursuing a range of reactor designs, including sodium-cooled reactors, molten salt reactors, high-temperature gas reactors, and other advanced nuclear technologies.

Companies active in this sector include TerraPower, X-energy, Kairos Power, Oklo, and others developing advanced reactor concepts that differ significantly from conventional light-water reactor designs.

Other companies are pursuing smaller-scale nuclear reactors, including SMR designs based on more conventional light-water reactor technology (including PWR technology). These include both established nuclear industry participants, such as GE-Hitachi, Westinghouse and Holtec, as well as newer entrants such as NuScale Power and Last Energy. These companies are generally pursuing above-ground reactor installations using modular construction techniques and are seeking to reduce construction timelines and capital requirements relative to large nuclear power plants.

Illustrative Advanced Reactor Technologies

Company	Reactor Type	Cooling Technology	Deployment Approach
TerraPower	Sodium fast reactor	Liquid sodium	Above-ground plant
X-energy	High-temperature gas reactor	Helium gas	Above-ground plant
Kairos Power	Molten salt reactor	Molten salt	Above-ground plant
Oklo	Fast reactor	Liquid metal	Modular above-ground reactor
NuScale Power	Light-water SMR	Water	Modular above-ground reactor
Last Energy	Light-water SMR	Water	Factory-built above-ground reactors
Deep Fission	PWR-based SMR	Water	Deep borehole underground deployment

Conventional Nuclear Vendors

Deep Fission may also compete with established nuclear technology vendors and reactor developers that supply large-scale nuclear reactors. Companies such as Westinghouse Electric Company, EDF, and GE-Hitachi Nuclear Energy have decades of experience designing and deploying nuclear power plants and continue to develop new reactor technologies, including large advanced reactors and small modular reactor designs.

These companies benefit from established engineering capabilities, deployment experience, manufacturing infrastructure, and long-standing relationships with utilities and governments.

Other Energy Technologies

Deep Fission also competes indirectly with other sources of energy generation that may serve similar markets, including renewable energy technologies such as wind and solar power, natural gas-fired generation, and energy storage systems.

Renewable generation technologies have experienced significant cost reductions in recent years and represent a substantial portion of new electricity generation capacity in many markets. However, renewable energy sources may be intermittent and may require complementary firm generation or storage resources to provide continuous power supply.

Natural gas generation remains a major source of electricity in many markets due to its operational flexibility and relatively low capital cost, although it produces greenhouse gas emissions and may be subject to evolving regulatory and policy considerations related to such emissions.

The Company’s ability to compete successfully will depend on a number of factors, including technological development, regulatory approvals, capital and operating costs, project financing, manufacturing capabilities, supply chain development, and the ability to secure suitable deployment sites and commercial customers.

8.Regulatory Matters

We are subject to extensive U.S. federal, state, and local laws and regulations, as well as international obligations, governing the design, construction, operation, export, and decommissioning of nuclear reactors and the use of nuclear materials. Our ability to develop and deploy our reactors depends on compliance with these regulatory frameworks, which may evolve over time.

United States Regulations

Atomic Energy Act of 1954 and Energy Reorganization Act of 1974

The Atomic Energy Act (“AEA”) is the foundation of nuclear regulation in the United States. It establishes the framework for civilian nuclear energy, including the development, licensing, and regulation of nuclear facilities and materials. Pursuant to the AEA, the DOE and NRC exercise regulatory authority over nuclear reactors.

U.S. Department of Energy

Under the AEA, the DOE retains authority over research, development, and demonstration of reactors where DOE maintains ownership or sufficient control. Pursuant to Executive Order 14301 (May 23, 2025), the DOE established the DOE Reactor Pilot Program to authorize “qualified test reactors” (defined in Section 2 of Executive Order 14301) outside of national laboratories. Deep Fission was selected by the DOE on August 12, 2025, as one of 11 projects eligible for authorization under the DOE Reactor Pilot Program. The DOE’s authorization pathway is intended to accelerate reactor testing and demonstration. Importantly, the DOE’s authority does not extend to licensing reactors for commercial operation.

Nuclear Regulatory Commission

The NRC has exclusive authority over commercial “utilization facilities” in the United States. Current NRC regulations govern reactor design certification, combined construction and operating licenses, operating requirements, quality assurance, emergency planning, security, decommissioning, and financial assurance. The NRC also regulates the possession, packaging and transportation of nuclear material as well as storage of used nuclear fuel. Any transition from DOE-authorized test reactors to commercial deployment requires licensing by the NRC as a “utilization facility” under 10 C.F.R. Parts 50 and 52, or potentially under additional advanced-reactor frameworks pursuant to recent congressional and executive direction.

NRC licensing under 10 C.F.R. Part 50 involves a two-step process to obtain a construction permit followed by an operating license. Licensing under 10 C.F.R. Part 52 provides a one-step combined operating license approval (“COLA”) authorizing both construction and operation. NRC regulations also provide for standard design approvals (“SDAs”), which allow applicants to obtain NRC approval of a reactor design that can be referenced later in a COLA. These frameworks remain the NRC’s primary licensing mechanisms pending completion of the modernization initiatives described under “Regulatory Modernization” and “Completed and Active Rulemakings and Guidance.”

NRC Engagement and Feedback

In March 2024, we submitted a regulatory engagement plan to the NRC. Since then, we have participated in multiple pre-application meetings and received written and verbal feedback from NRC staff on elements of our conceptual design and safety approach. These interactions have included questions and observations regarding heat-transport systems, subsurface configuration, materials performance, probabilistic risk assessment methodology, and approaches to source-term evaluation. We also submitted a technical white paper to the NRC in June 2024 to support these discussions.

We are continuing pre-application engagement with the NRC to refine the content and timing of potential SDA or COLA submissions and to assess whether a new licensing framework, such as those under development in the Part 53 rulemaking or pursuant to Executive Order 14300, may offer a more appropriate pathway for our technology. Based on current planning assumptions, and subject to further NRC feedback, resource availability, and the results of our DOE-authorized pilot-reactor program, we do not expect to submit a comprehensive commercial licensing application before late 2026. Our ultimate licensing pathway and schedule will depend on the evolution of NRC regulatory modernization initiatives, the data generated under DOE oversight, and the resolution of technical questions identified during NRC pre-application engagement.

DOE Reactor Pilot Program and Impact on NRC Licensing

Our participation in the DOE Reactor Pilot Program is governed by the OTA, entered into with DOE on November 17, 2025. Under the OTA, the DOE will authorize, oversee, and evaluate our deep-borehole test reactor. DOE’s review includes oversight of safety-basis development; approval of commissioning and testing milestones; and evaluation of reactor performance. The OTA does not authorize commercial operation and does not replace the need for NRC licensing.

Data and experience generated under DOE oversight, including materials data, thermal-hydraulic validation, and commissioning performance, are expected to inform the content, sequencing, and scope of any subsequent license application submitted to the NRC. DOE authorization does not diminish the NRC’s statutory requirements for commercial licensing, and the DOE program is expected to inform how the NRC evaluates future commercial applications through the provision of technical information earlier in the licensing cycle. Completion of DOE-authorized commissioning, including demonstration of safety-related systems, is therefore expected to provide foundational data for subsequent NRC licensing submissions.

Regulatory Modernization

Existing NRC licensing frameworks were developed primarily for large light-water reactors. Several recent legislative and executive actions have directed the NRC to modernize its regulatory processes to better accommodate advanced reactors:

•

Nuclear Energy Innovation and Modernization Act (the “NEIMA”) (2019) – mandates a technology-inclusive, risk-informed, performance-based licensing framework and requires the NRC to establish and publish milestones for advanced reactor licensing activities. In response, the NRC initiated the 10 C.F.R. Part 53 rulemaking.

•

ADVANCE Act of 2024 – directs the NRC to develop microreactor-specific and performance-based regulatory strategies addressing eight topical areas, including staffing, inspections, security, emergency preparedness, transportation, and risk-informed methods. It also updates the NRC’s mission statement to explicitly recognize the national interest in enabling the deployment of nuclear energy.

•	Executive Order 14300 (May 2025) – requires the NRC to improve efficiency, transparency, and the scientific basis of its regulatory framework to establish more predictable licensing timelines.

These initiatives are expected to influence the structure, schedule, and technical requirements applicable to advanced reactors, including technologies such as the Gravity Reactor.

Completed and Active Rulemakings and Guidance

Regulatory Guide 1.242 promulgated by the NRC (the “Regulatory Guide”) supports a final rule that establishes performance-based requirements for emergency preparedness (“EP”) and applies to SMRs and non-light water reactors. The Regulatory Guide provides an alternative, performance-based EP framework with scalable emergency planning zones, available for applicants using 10 C.F.R. Parts 50 and 52. Parts 50 and 52 are the two existing licensing frameworks for nuclear power reactors under NRC regulations.

In the current NRC regulatory framework, 10 C.F.R. Parts 50 and 52 were developed primarily for licensing large light-water reactors. Pending the 10 C.F.R. Part 53 rulemaking (required under NEIMA) and additional rulemakings responsive to Executive Order 14300, Parts 50 and 52 continue to represent the principal pathways by which the NRC authorizes the siting, construction, and operation of nuclear plants. The NRC is also pursuing performance-based revisions to 10 C.F.R. Part 73 security requirements tailored to the consequence profiles of advanced reactors and intended to reduce reliance on individual exemptions.

Impact of These Regulations on Deep Fission

We believe the regulatory reforms now under consideration have the potential to reduce historic barriers to the deployment of advanced reactors such as the Gravity Reactor. For commercial deployment, we currently anticipate seeking licensing under an existing pathway in 10 C.F.R. Part 50 or Part 52, or a new advanced-reactor regulation that is in development through ongoing NRC rulemakings, and we expect to rely on the emergency preparedness final rule and, as finalized, risk-informed security alternatives appropriate to our LEU-fueled, underground PWR design. We are monitoring the development of the Part 53 framework and related regulatory initiatives, including a new non-numbered framework under discussion, for potential benefits associated with licensing scope, review efficiency, and alignment with microreactor characteristics. We also participate in public meetings conducted pursuant to Executive Order 14300 to inform NRC implementation and to ensure that any adjustments to underlying policy assumptions are appropriately reflected in our safety basis and licensing materials.

Environmental Laws

Our projects are subject to various federal, state, local and foreign environmental laws, including the National Environmental Policy Act of 1969 (“NEPA”). DOE authorization decisions under the DOE Reactor Pilot Program constitute “major federal actions” pursuant to NEPA and therefore may require preparation of an Environmental Assessment (“EA”) or Environmental Impact Statement (“EIS”). In June 2025, DOE published new procedures for its implementation of NEPA, which it published to its website outside of the Code of Federal Regulations. Changes to the procedures were made, in part, in response to Executive Order 14301 (2025), which directed DOE to streamline NEPA reviews consistent with law.

In certain cases, DOE has historically applied a Categorical Exclusion (“CX”) under NEPA to demonstration activities. One potentially applicable CX is B3.6 – Small-scale research and development, laboratory operations, and pilot projects, which covers siting, construction, modification, operation, and decommissioning of pilot projects that are consistent with existing industrial, experimental, or commercial practices and do not involve significant hazards. There is uncertainty as to how DOE will implement its new NEPA procedures in practice, although it has largely retained its CX categories. Additionally, in February 2026, DOE added a new CX for advanced nuclear reactors (B5.26) to its NEPA procedures. If DOE determines that our demonstration project qualifies for CX B3.6 or CX B5.26, our obligations to comply with NEPA may be less burdensome, thereby shortening the schedule for authorization. However, DOE retains discretion in applying CXs, and legal challenges to such determinations, or any EAs or EISs, are possible.

To mitigate NEPA-related risk, we are pursuing the following measures:

•

Site Selection: We intend to locate our initial demonstration on sites with existing industrial use and limited environmental sensitivity, which may support eligibility for CX treatment or a streamlined EA.

•	Early Engagement: We are coordinating with DOE NEPA staff and developing environmental baseline information to shorten review times and reduce uncertainty.
•	Adaptive Planning: Our project schedules and financing models incorporate contingency buffers to accommodate different levels of NEPA review, including the possibility of a full EIS if required.

Legal challenges under NEPA may be unavoidable, but we believe careful site selection, proactive environmental analysis, and early engagement with stakeholders may help reduce this risk. If we transition to NRC licensing for commercial deployment, the NRC would serve as the lead agency for NEPA review under 10 C.F.R. Part 51. The NRC typically prepares an EIS for new reactor licensing actions.

While NEPA reviews consider environmental impacts and may involve consultation under related statutes, including the Endangered Species Act, Clean Water Act, and National Historic Preservation Act, compliance with such laws is addressed through separate regulatory processes. The Company evaluates applicable environmental requirements as part of project planning and expects to comply with federal, state, and local environmental laws and regulations, including those relating to air emissions, wastewater discharges, land and water use (including drilling and groundwater protection-related regulations), management, transportation, use, handling, and disposal of hazardous and radioactive materials and waste, and remediation of releases of hazardous materials, to the extent applicable. In particular, the Company must comply with certain state-level regulations relating to well drilling and groundwater and aquifer protection, and may be required to perform unanticipated mitigation actions relating to such matters. The Company must also navigate environmental regulatory frameworks and processes that are more challenging for SMRs than conventional nuclear or other electricity generation facilities, as well as foreign regulatory frameworks in the international markets that the Company may explore, which may be unfamiliar to Company personnel.

Compliance with such requirements may have a material impact on our capital expenditures, earnings, or our competitive position by requiring us to incur significant capital expenditures, obtain and maintain permits or other regulatory approvals, conduct or fund environmental remediation, install pollution control equipment, or implement other operational controls or resulting in delays or other restrictions relating to the deployment or operation of our reactors. Failure to comply with such requirements could result in substantial fines, enforcement actions, litigation or orders affecting our operations.

Occupational Radiation Protection

Worker safety under DOE-authorized operations is governed by 10 C.F.R. Part 835 (Occupational Radiation Protection), among other regulations. If licensed by the NRC, we would be subject to the NRC’s occupational dose limits in 10 C.F.R. Part 20. Both frameworks limit annual radiation doses to workers and require comprehensive radiation protection programs. Placing the Gravity Reactor approximately one mile underground is designed to help provide long-term passive safety for workers by using the Earth’s deep subsurface as a natural containment and shielding system.

Export Controls

The export of nuclear technology, assistance, or materials is subject to DOE regulation 10 C.F.R. Part 810 and NRC regulation 10 C.F.R. Part 110, as well as international non-proliferation agreements. Our technology may be subject to export restrictions requiring DOE or NRC authorization, and unfavorable changes in U.S. export control laws or licensing policies could limit our ability to build reactors abroad. To mitigate this risk, we are prioritizing engagement with U.S. agencies at an early stage, focusing initial export opportunities on allied nations with existing civil nuclear cooperation agreements, and designing our reactors to use standard LEU fuel, which presents lower nonproliferation concerns than alternative fuels. We also intend to establish a comprehensive export compliance program to manage authorizations efficiently. Moreover, our domestic deployment opportunities following the DOE Reactor Pilot Program may provide an independent pathway to near-term revenue, reducing our reliance on international markets.

International Regulations

On an international level, the IAEA publishes safety standards and guidance for nuclear facilities, which influence national regulatory regimes. In the European Union, directives such as the 2013/59/Euratom Basic Safety Standards Directive and the 2011/70/Euratom Radioactive Waste and Spent Fuel Directive establish common requirements for nuclear safety and waste management. Export of U.S. nuclear technology also must comply with bilateral nuclear cooperation agreements between the United States and partner countries.

9.Intellectual Property

Our intellectual property portfolio is designed to protect key elements of the Gravity Reactor, including reactor configuration, deep subsurface emplacement, drilling and casing techniques, thermal-hydraulic performance, instrumentation and monitoring, and other technologies supporting the deployment of underground nuclear reactors.

We rely on a combination of patents, patent applications, trademarks, trade secrets and proprietary know-how, and contractual protections to safeguard our technology and maintain our competitive position.

As of the date of this Annual Report, our intellectual property portfolio consists of one issued U.S. patent and 26 patent applications (including one U.S. patent application that has been allowed for issuance), including:

•	2 U.S. non-provisional applications (one of which has been allowed for issuance)
•	5 U.S. provisional applications
•	4 Patent Cooperation Treaty (“PCT”) applications
•	15 foreign applications filed in multiple jurisdictions, including Europe and Asia

Our issued U.S. patent (U.S. Patent No. 12,469,612) is expected to provide protection until approximately November 2043, subject to potential adjustments and the payment of maintenance fees. In addition, our U.S. patent application relating to a nuclear reactor system architecture within a borehole (U.S. Application No. 18/703,455) has been allowed for issuance and is expected to issue as a patent following payment of applicable fees. There can be no assurance that pending applications will result in issued patents.

We believe that our intellectual property portfolio contributes to our competitive position, particularly with respect to reactor deployment and subsurface emplacement. We seek to protect our intellectual property through patent, trademark, and trade secret laws in the United States and foreign jurisdictions, as well as through confidentiality and contractual protections. Unpatented research, development, know-how, and engineering expertise also contribute meaningfully to our business. We pursue patent protection when it aligns with our broader strategy for safeguarding intellectual property.

Patent Portfolio Overview

The table below summarizes our primary patent families relating to the design, safety systems, subsurface emplacement, thermal-hydraulic performance, drilling methods, and other core components of the Gravity Reactor. Patent families include U.S. and foreign applications derived from a common priority filing.

All patents and patent applications in our portfolio are owned directly by the Company, and we do not license any material intellectual property from third parties.

Technology Area	Protection Type	Status	Jurisdiction	Estimated Expiration
Deep subsurface reactor emplacement and borehole design	U.S. utility patent and foreign patent applications	Issued as U.S. Patent No. 12,469,612	U.S., Europe, Asia	2043
Nuclear reactor within a borehole, including coolant systems and heat exchange configuration	U.S. non-provisional application and foreign patent applications	Allowed for issuance (U.S. Application No. 18/703,455)	U.S., PCT, select foreign	2044–2045 (estimated)
Reactor module configuration, thermal-hydraulic systems, and passive safety features	Non-provisional and foreign applications	Pending	U.S., Europe, Asia	2044–2046 (estimated)
Drilling, casing, and emplacement techniques for nuclear applications	U.S. provisional, PCT, and foreign applications	Pending	U.S., PCT, select foreign	2045–2046 (estimated)
Instrumentation, control, and monitoring systems for deep-borehole reactors	U.S. and foreign applications	Pending	U.S., PCT	2044–2046 (estimated)
Heat extraction and surface power-conversion interface systems	U.S. and foreign applications	Pending	U.S., PCT	2046 (estimated)

We believe that these patent families, together with our trade secrets and engineering know-how, help create barriers to entry for competitors seeking to replicate aspects of our reactor design, deep subsurface architecture, or deployment model. In particular, portions of our intellectual property portfolio relate to methods and systems for deploying nuclear reactor modules in deep boreholes, including techniques for reactor emplacement, drilling and casing configuration, and thermal management within subsurface environments. We believe these technologies are important to enabling the Gravity Reactor and differentiating it from conventional above-ground reactor deployments.

Strategy for Protecting Intellectual Property

Our intellectual property strategy focuses on:

•	protecting innovations related to safety, deployment speed, cost efficiency, and manufacturability

•	maintaining trade secrets related to design methods, modeling tools, safety analyses, and engineering processes
•	filing patent applications in jurisdictions where we anticipate future commercial activity or manufacturing
•	continuously reviewing our portfolio for opportunities to file additional applications as development progresses

Unpatented know-how, including reactor modeling, safety analysis, drilling expertise, and systems engineering, forms an important component of our competitive position and is protected through internal controls, confidentiality obligations, and other contractual measures.

Confidentiality and Assignment Obligations

All employees, consultants, and contractors with access to proprietary information are required to sign non-disclosure and invention-assignment agreements. We also use non-disclosure agreements when engaging with potential commercial counterparts (including potential customers and suppliers) and government agencies. These protections help ensure that rights to our proprietary technology, data, and inventions remain with the Company.

10.Employees

Human Capital Management

Our ability to develop and commercialize the Gravity Reactor depends on attracting and retaining highly skilled technical and operational personnel. Our human capital management approach focuses on recruiting experienced professionals, supporting employee development, and maintaining a collaborative and safe working environment as we advance our reactor technology and business operations. Management monitors employee retention, recruiting effectiveness, and the ability to attract specialized nuclear engineering talent as key indicators of human capital performance.

As of the date of this Annual Report, we had 51 employees and 9 consultants. Our employees and consultants operate through a combination of remote and in-person work arrangements across multiple time zones and are currently located in the United States and the Netherlands.

By primary job function, the majority of our employees are engineers engaged in reactor design, modeling, and related technical development activities. The remainder perform functions in business development, legal, public relations, and other administrative roles.

None of our employees are represented by a labor union or covered by a collective bargaining agreement.

Competitive Pay and Benefits

We provide compensation and benefits packages designed to be competitive within our industry, including a combination of cash and equity compensation. Our benefits programs include retirement programs, paid time off, and health benefits intended to support employee well-being and long-term retention.

Employee Recruitment, Retention, and Development

We seek to recruit and retain highly qualified personnel with expertise in nuclear engineering, drilling technology, regulatory affairs, and related disciplines. We believe our compensation structure, professional development opportunities, and collaborative work environment support employee retention and long-term engagement. We monitor employee turnover and seek to maintain a stable and experienced technical workforce as our operations grow.

11.Market and Industry Data

This Annual Report also contains estimates, projections and other information concerning our industry and the markets in which we operate, including the markets for nuclear energy and related technologies. Much of this information consists of forward-looking statements subject to the disclaimers and risks described herein. However, even the historical information is based on estimates, forecasts, projections, market studies or similar methodologies that are inherently subject to uncertainties and assumptions, and actual results may differ materially from those expressed or implied by such information. Unless otherwise expressly stated, we obtained industry, market and other data from our own estimates and research, as well as from reports, research surveys, studies and similar data prepared by third parties, industry sources and governmental sources that we believe to be reliable. However, we have not independently verified such third-party information and do not make any representation as to its accuracy or completeness.

12.Available Information

Our filings with the SEC are available free of charge on our website, www.deepfission.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an Internet website, www.sec.gov, that contains reports, proxy statements, and other information regarding issuers that file electronically with the SEC. The information contained on, or accessible through, our website and the SEC’s website is not incorporated by reference into this Annual Report, and the references to our website and the SEC’s website are intended to be inactive textual references only.

ITEM 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risk factors discussed below, together with all of the other information contained in this Annual Report. The risk factors set forth below are not the only risks we face; we may also face risk factors not presently known to us or that we currently believe to be immaterial. If any of the following risk factors or any other risk factors actually occur, our business, prospects, results of operations, and financial condition could be materially adversely affected. In such event, the trading price of our common stock could decline, and you might lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including the following:

●	our Gravity Reactor is unproven and may not perform as expected or be commercially viable
●	we are an early-stage company with no revenue, a history of losses, and a “going concern” opinion from our auditors
●	we require substantial additional capital and may be unable to obtain financing on acceptable terms or at all
●	our technology depends on successful deep vertical borehole drilling and subsurface engineering, which involve significant technical and regulatory risks
●	we may be unable to identify, acquire, lease, or otherwise secure access to suitable sites with geological characteristics necessary to deploy our Gravity Reactor
●	we have no experience operating nuclear facilities and may be unable to develop necessary operational capabilities
●	the market for our technology is not established and may not develop as expected
●	commercialization depends on our ability to enter into long-term commercial arrangements, including power purchase agreements, ability to establish strategic partnerships, and ability to obtain grid interconnection approvals
●	our technology may not be cost competitive with other energy sources
●	our development timelines, cost projections, and financial forecasts are subject to significant uncertainty

●	we are subject to significant supply chain risks, including access to nuclear fuel and specialized components and specialized fuel cycle services
●	our development activities and operations involve inherent safety risks and potential liability for nuclear incidents and environmental contamination
●	our business is subject to extensive government regulation, and we may be unable to obtain required approvals, including from the NRC
●	our reliance on DOE authorization under our OTA involves legal and regulatory uncertainty and does not replace the requirement for NRC licensing
●	we are involved in litigation relating to the NRC’s licensing framework, which may adversely affect our regulatory pathway
●	changes in government policy, including government incentives, public perception of nuclear energy, or environmental laws could adversely affect our business
●	we are subject to government export control, economic sanctions, import, anti-corruption, anti-bribery, anti-money laundering and other laws and regulations that may affect our ability to compete successfully outside of the United States
●	we may be unable to adequately protect our intellectual property or may be subject to infringement claims
●	we face general risks related to cybersecurity, macroeconomic conditions, supply chains, natural disasters and severe weather events, and loss of key personnel
●	we may be subject to litigation, investigations, claims or other legal proceedings that could be costly to defend
●	we have restated in this Annual Report certain previously issued consolidated financial statements to correct certain errors and have identified material weaknesses in our internal control over financial reporting that caused our management to conclude that we did not maintain effective internal control over financial reporting and disclosure controls and procedures
●	there is currently no public trading market for our common stock, and even if one develops, the market price of our common stock may be volatile

Risks Related to Our Business and Industry

Our Gravity Reactor is unproven, and our design, borehole development activities, planned pilot reactor, and future commercial applications may fail, progress more slowly than projected, or encounter delays or changes that increase costs and capital requirements.

Our Gravity Reactor is in the development stage and has not been proven in a real-world operating environment. We are currently advancing the design of the Gravity Reactor and conducting site development, borehole test drilling, engineering, and validation activities, and we plan to construct and operate a pilot reactor under the DOE Reactor Pilot Program. These efforts involve significant technical and engineering challenges, including subsurface deployment and integration of reactor and borehole systems, and may require design changes, additional engineering and validation work, and result in delays or increased costs.

Our development pathway also depends on the timing of required regulatory approvals and licenses. The planned pilot reactor would operate under DOE authorization, which does not permit commercial operation and does not replace the need for NRC licensing. Delays in DOE authorization, challenges in pilot reactor development, or difficulties in obtaining or maintaining NRC approvals could delay or prevent commercialization.

If our design, borehole development activities, or planned pilot reactor do not perform as expected, or if regulatory requirements materially delay or constrain our development and licensing pathway, our technology may prove infeasible or more costly to deploy than anticipated, which could materially adversely affect our business, prospects, results of operations, and financial condition.

We are an early-stage company with a history of operating losses and expect to incur losses for the foreseeable future.

Legacy Deep Fission was formed in 2023 and has not generated revenue from commercial operations. During the years ended December 31, 2025 and 2024, we incurred net losses of $61.0 million and $5.7 million, respectively.

We expect to continue to incur significant expenses as we continue to develop our technology, pursue regulatory approvals, build our organization, and prepare for potential commercialization. These activities may require substantial capital and may not result in commercially viable products or revenue-generating operations.

Even if we successfully commercialize our technology, we may not achieve or sustain profitability. Our ability to generate revenue will depend on a number of factors, including obtaining regulatory approvals, customer adoption of our technology, successful development and deployment of our reactors, and access to sufficient capital.

Our auditor has issued a “going concern” opinion with respect to our financial statements.

Our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2025 indicating that there is substantial doubt about our ability to continue as a going concern. During the years ended December 31, 2025 and 2024, we generated no revenue and incurred net losses of $61.0 million and $5.7 million, respectively, and as of December 31, 2025 and 2024 we had an accumulated deficit of $66.7 million and $5.7 million, respectively. As of December 31, 2025, our cash and cash equivalents were $23.7 million. In February 2026, we raised approximately $76.0 million in net proceeds from a private placement; however, we expect that these funds, together with our existing cash, will not be sufficient to operate our business for the next twelve months.

Based on our recurring losses from operations, our expectation of continued operating losses for the foreseeable future, and our current cash position, our existing cash and cash equivalents will not be sufficient to fund our operating and capital requirements for the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern.

To continue operating our business, we will need to raise substantial additional capital. We are actively evaluating potential financing sources, including equity issuances, debt financing, strategic partnerships, and other capital raising transactions. However, there can be no assurance that such financing will be available on acceptable terms, on a timely basis, or at all.

Our business plans require substantial additional capital, and we may not be able to obtain financing on acceptable terms or at all.

Our business will require significant capital to fund the continued development of our Gravity Reactor, obtain regulatory approvals, construct and deploy reactor facilities, and support our operations. We estimate that the total capital required to complete our pilot reactor program under the DOE Reactor Pilot Program and to obtain NRC licensing for commercial deployment will be substantial, and there is significant uncertainty regarding the exact amount of our ultimate capital requirements due to the early stage of our technology development, the novel nature of our regulatory pathway, and the unpredictability of construction and deployment costs. We expect to incur operating losses for the foreseeable future and will require significant additional financing to execute our business plan. Our planned pilot reactor and subsequent development activities are not fully funded and will require substantial additional capital. If we are unable to obtain such funding, our development timelines may be delayed, and we may be required to reduce or terminate portions of our development programs.

The timing and amount of our future capital requirements will depend on a number of factors, including the progress of our technology development, regulatory approvals and processes, commercialization efforts, customer demand, supply chain conditions, and general economic and capital market conditions. Because our technology is in an early stage of development and represents a new category of nuclear energy solutions, we have limited historical data upon which to estimate our capital needs.

We expect that we will need to raise additional capital through equity issuances, debt financings, strategic partnerships, government programs, or other financing arrangements. However, there can be no assurance that such financing will be available on acceptable terms, on a timely basis, or at all.

If we are unable to obtain sufficient funding, we may be required to delay, reduce, or terminate all or portions of our development programs or other operations, which could materially adversely affect our business, prospects, results of operations, and financial condition. In addition, to the extent that we raise additional capital through the issuance of equity or convertible securities, the ownership interests of our existing stockholders will be diluted, potentially significantly. Given the magnitude of our anticipated capital requirements, future equity financings could result in substantial dilution to existing stockholders. Moreover, the terms of such securities or any other financing may include preferences or other rights that adversely affect the value of, or rights of holders of, our common stock. Debt financing, if available, could result in additional debt service obligations, and debt financings or other financings may involve covenants that restrict our operations or financial flexibility.

If we are unable to obtain sufficient funding or otherwise manage our capital resources effectively, we may not be able to continue operations.

Our technology depends on the successful drilling and long-term stability of deep vertical boreholes, which presents significant technical, engineering, regulatory and operational risks.

Our Gravity Reactors require the drilling and long-term operation of deep vertical boreholes designed to house nuclear reactor systems at significant depths below the surface. Deep vertical borehole drilling and subsurface engineering involve complex technical challenges, including maintaining borehole stability, managing subsurface pressures and temperatures, ensuring the integrity of well casings and seals, and preventing subsurface fluid migration.

Our staged borehole development program (including non-nuclear and prototype wells) may not successfully validate drilling methods, installation procedures, or subsurface performance assumptions necessary for reactor deployment.

Engineering studies and modeling activities are ongoing to refine borehole diameter requirements, drilling techniques, casing systems, and installation procedures as part of the continuing development of the Gravity Reactor. While conducting such studies and activities, we may encounter unforeseen engineering challenges.

Any such engineering challenges may be exacerbated by unpredictable geological conditions, equipment limitations, drilling errors, or failures in subsurface materials or infrastructure. Unexpected subsurface conditions may require changes in drilling design, additional engineering work, or abandonment of drilling operations at particular sites. Additionally, long-term operation of a reactor in a deep vertical borehole environment may involve risks that we do not currently expect.

In addition, the drilling and construction of deep vertical boreholes are subject to federal, state, and local permitting and regulatory requirements, including environmental reviews, groundwater protection standards, and well construction regulations. These requirements vary by jurisdiction, may change from time to time and have generally become more stringent over time, and may be subject to evolving interpretations. Obtaining and maintaining necessary permits may be time-consuming, costly, and uncertain, and may require modifications to drilling plans or site selection.

If we are unable to successfully drill, permit, construct, and maintain boreholes suitable for reactor deployment, or if borehole integrity cannot be maintained or regulatory requirements materially delay or constrain our drilling activities, our technology may prove infeasible or significantly more costly to deploy than anticipated. Any such failure or delay could materially adversely affect our development timelines, costs, and ability to commercialize our technology.

We may be unable to identify, acquire, lease, or otherwise secure access to suitable sites with the geological characteristics necessary to deploy our Gravity Reactor.

The successful deployment of our Gravity Reactor depends on our ability to identify and secure sites with geological characteristics capable of supporting deep vertical borehole drilling and long-term structural stability of deep vertical boreholes. These characteristics may include stable subsurface formations, appropriate thermal and hydrological conditions, sufficient depth, and the ability to safely construct and maintain a borehole reactor facility.

Suitable sites may be difficult to locate, may not be available on commercially acceptable terms, or may be subject to competing land uses, ownership disputes, or conflicting mineral, drilling, or surface rights. In addition, site acquisition may require negotiation with private landowners, governmental entities, non-governmental organizations, or other stakeholders, and may involve obtaining easements, mineral rights, drilling rights, or other property interests. These processes can be time-consuming, uncertain, and costly.

Even if a potential site is identified, geological conditions may ultimately prove unsuitable for reactor deployment following additional subsurface analysis, drilling activities, or regulatory review. For example, we are currently conducting geological analysis at the Kansas Site, which we intend to use for our pilot reactor program. There can be no assurance that the Kansas Site will ultimately prove to be a suitable site for reactor deployment following further testing. Furthermore, local zoning requirements, environmental regulations, permitting requirements, or opposition from host communities could delay or prevent the development of otherwise suitable sites.

If we are unable to identify or secure suitable sites with the required geological characteristics on commercially reasonable terms, or if such sites become unavailable due to regulatory, environmental, or community considerations or otherwise prove unsuitable, our ability to deploy our technology and execute our business plan could be materially adversely affected.

We have no experience operating nuclear power facilities, and our lack of operational experience may create additional risks as we develop and deploy our technology.

The safe and reliable operation of nuclear reactors requires highly specialized technical capabilities, operational procedures, safety culture, regulatory compliance systems, and experienced personnel. We have not yet constructed or operated a nuclear power facility, commercial or otherwise.

As we work toward demonstration and potential commercial deployment of our Gravity Reactor, we will need to develop operational capabilities, establish safety and compliance programs, recruit and train qualified operating personnel, and implement systems necessary to safely operate nuclear facilities. These efforts may require significant time, expense, and organizational development.

If we are unable to, on a timely basis, successfully develop these operational capabilities, establish safety and compliance programs, recruit and retain appropriately qualified personnel, or establish the operational infrastructure necessary to safely operate our reactors, we may experience operational failures, safety incidents, regulatory enforcement actions, delays in commercialization, or increased operating costs. Any such developments could materially adversely affect our business, prospects, results of operations, and financial condition.

The market for our Gravity Reactor is not yet established and may not achieve the growth potential we expect or may grow more slowly than expected. If demand for our technology fails to develop sufficiently, our business and operations would suffer, and we would be unable to achieve or maintain profitability.

The market for Gravity Reactors has not yet been established. Projections we may provide from time to time for the total addressable market are based on a number of internal and third-party estimates, including, but not limited to, levels of demand for clean energy, including nuclear power, the number of potential customers who have expressed interest in our products and services, estimates of prices and production costs for our Gravity Reactors and the various components of our Gravity Reactor, our anticipated project development, deployment, and operating model, and general market conditions. However, our assumptions and the data underlying our estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, estimates we may provide from time to time of the annual total addressable market for our technology and related offerings, as well as the expected growth rate for the total addressable market for our technology and related offerings may prove to be incorrect.

Challenges that could impact our expectations for the timeline and costs of market development might arise from obtaining federal, state, and local permits and approvals, transportation, actual or threatened litigation, political, host community or other opposition to our technology or proposed Gravity Reactor sites, access to and availability of raw materials on cost-effective terms, lack of support or opposition from governmental entities, our ability to raise capital on attractive terms, as well as other factors. The timeline to scale-up and deploy the necessary technological processes for the commercialization of Gravity Reactors is also based upon assumptions regarding our technology and general market conditions. However, our Gravity Reactor has not been proven at scale and market conditions are volatile and difficult to predict, and our assumptions and the data underlying these estimates may not be correct, and the conditions supporting our assumptions or estimates might change at any time, reducing the accuracy of these underlying assumptions. As a result, the market for the Gravity Reactor may not develop on the timeline we expect or at all, and we may not realize the financial performance we have projected.

Our ability to deploy reactors commercially will depend on our ability to enter into long-term power purchase agreements or other commercial arrangements with customers.

The successful commercialization of our reactors will depend on our ability to enter into commercial arrangements, including PPAs, with hyperscale data centers and other large power users, as well as utilities, industrial operators, and government or defense installations. These agreements are typically required to support project financing and provide revenue certainty for power generation assets. We have not yet entered into any PPAs or other binding commercial arrangements.

Negotiating PPAs can be complex and time-consuming, and potential customers may be reluctant to enter into long-term commitments with a company developing a novel technology that has not yet been commercially deployed. In addition, potential counterparties may require extensive technical validation, regulatory approvals, operational track records, or other assurances before entering into such agreements.

Even if we are able to negotiate potential commercial arrangements, such agreements may be subject to regulatory approvals, financing conditions, or other contingencies that could delay or prevent their execution. If we are unable to enter into PPAs or similar agreements on commercially reasonable terms, or at all, our ability to deploy reactors, generate revenue, and execute our business plan could be materially adversely affected.

Our future revenue plans depend in part on strategic partners and government entities.

Our business model contemplates the deployment of our Gravity Reactor in collaboration with hyperscale data centers and other large power users, as well as utilities, industrial operators, government or defense installations, and other strategic partners. These relationships may involve joint development arrangements, licensing agreements, project development partnerships, or other commercial structures.

There can be no assurance that we will successfully establish or maintain such partnerships on commercially acceptable terms. Potential partners may require additional validation of our technology, regulatory approvals, operational track records, or other assurances before committing to collaboration.

If we are unable to establish strategic partnerships or if such partnerships fail to achieve the expected level of deployment or utilization of our technology, our business model and commercialization strategy could be materially adversely affected.

Electricity generated by our Gravity Reactors may not be cost-competitive with other energy generation technologies, and competing energy solutions could reduce demand for our reactors and related services.

The markets for electricity generation and clean energy technologies are highly competitive and rapidly evolving. Our Gravity Reactor will compete with a wide range of existing and emerging energy generation technologies, including renewable energy sources such as solar, wind, and geothermal power, natural gas-fired generation, large-scale nuclear power plants, energy storage technologies, and other emerging low-carbon energy solutions.

Many competing technologies benefit from established supply chains, existing regulatory frameworks, government incentives, or declining capital costs. In some markets, renewable energy technologies benefit from subsidies, tax incentives, or regulatory mandates that increase their competitiveness relative to nuclear power. In addition, new or improved technologies, including advances in energy storage, carbon capture, or alternative generation technologies, may provide comparable or superior performance, reliability, or cost advantages relative to our Gravity Reactor.

If the levelized cost of electricity generated by our Gravity Reactor is not competitive with other sources of electricity generation, or if alternative technologies become more cost-effective or widely adopted, commercialization and demand for our reactors and related services could be reduced or fail to materialize. In addition, even if we are able to commercialize our reactor and related services, if we are unable to continue developing and improving our technology to remain competitive, we may lose market share. Any such developments could materially adversely affect our business, prospects, financial condition, and results of operations.

Delays or failures in obtaining grid interconnection approvals could delay or prevent deployment of our reactors.

The commercial deployment of our reactors will require interconnection to regional electricity transmission systems. Obtaining grid interconnection approvals typically involves complex technical studies, regulatory review, coordination with utilities, transmission providers, and, in some cases, regional transmission organizations or independent system operators, and potentially significant infrastructure upgrades.

Interconnection processes in many regions are subject to substantial backlogs and may take several years to complete. In addition, the cost of required transmission upgrades or system modifications may be significant and could affect the economic viability of a proposed reactor project. Interconnection approvals may also be subject to regulatory or operational conditions that affect project timing or feasibility.

If we are unable to obtain grid interconnection approvals on acceptable timelines or terms, or if required transmission infrastructure upgrades prove too costly or technically impractical, our ability to deploy reactors and deliver electricity to customers could be delayed or prevented. Any such delays could materially adversely affect our development plans, financial condition, and results of operations.

Our development timelines, cost projections, and financial forecasts are subject to significant uncertainty.

From time to time we may provide development or commercialization timelines, cost projections, and financial forecasts, which are based on estimates, including regarding the timing of reactor development, testing, licensing, construction, and commercialization, as well as projections regarding the potential costs associated with developing and deploying our technology.

These estimates are based on numerous assumptions, including assumptions regarding regulatory approvals, engineering performance, supply chain availability, financing conditions, market demand, and the availability of suitable deployment sites.

Because our technology is in an early stage of development and has not yet been commercially deployed, there is limited historical data on which to base these estimates. Actual results may differ materially from our expectations due to a variety of factors, including technical challenges, regulatory delays, supply chain disruptions, changes in market conditions, or the need for additional engineering work or safety modifications.

If our development timelines are delayed or if our costs are materially higher or energy demand is materially lower than we anticipate, our ability to commercialize our technology, obtain financing, or enter into commercial arrangements with customers could be materially adversely affected.

Manufacturing or construction issues could increase costs or delay deployment of our reactors.

Our Gravity Reactor design is still under development, and aspects of the design may evolve as engineering work, validation activities, and regulatory engagement progress. Although we intend to actively manage our design process through design reviews, validation activities, engagement with external partners, and application of industry lessons learned, latent manufacturing, construction, or safety issues may not be identified on a timely basis.

If such issues are discovered after design finalization, long-lead component procurement, module fabrication, or construction activities have begun, addressing them could require design modifications, additional engineering work, replacement of components, or changes to construction procedures. These developments could increase project costs, delay construction schedules, or affect the performance of our reactors.

Any significant delays or cost increases resulting from latent manufacturing, construction, or safety challenges could materially adversely affect our development timelines, business, prospects, results of operations, and financial condition.

We may be unable to obtain sufficient quantities of nuclear fuel and fuel cycle services required to operate our reactors.

While we have entered into an agreement to procure LEU for certain demonstration and initial operations, we have not secured sufficient fuel supply or fuel cycle service arrangements to support ongoing or large-scale commercial deployment of our reactors.

The nuclear fuel supply chain is subject to capacity constraints, regulatory requirements, and geopolitical risks. Global enrichment and fuel fabrication capacity is concentrated among a limited number of suppliers, including in jurisdictions that have been subject to geopolitical tensions, trade restrictions, or sanctions, including Russia.

We have not entered into binding agreements for long-term or large-scale fuel supply or fuel cycle service arrangements, and there can be no assurance that we will be able to obtain such agreements on acceptable terms, or at all. If sufficient quantities of nuclear fuel or fuel cycle services are not available, our ability to develop, deploy, and operate our reactors could be materially adversely affected.

Our reactors will depend on specialized components and suppliers, and disruptions in the supply chain could delay development, interrupt operations or increase costs.

The development and deployment of our reactors will require specialized components, materials, and services, including nuclear-grade fuel and other materials, fuel cycle services, precision-engineered reactor components, drilling equipment, heat exchange systems, control systems, long-lead manufactured components, and other specialized infrastructure. In many cases, these components must meet stringent regulatory and quality standards and may be available from a limited number of suppliers.

Disruptions in the supply of these components, materials or services may occur due to manufacturing delays, supplier financial distress, quality issues, geopolitical developments, trade restrictions or other regulatory changes, labor shortages, transportation constraints, or other supply chain disruptions. In addition, certain suppliers may have limited capacity to produce nuclear-grade or similarly specialized components or services, and may prioritize larger or more established customers.

If we are unable to secure reliable suppliers for critical components, materials or services on acceptable terms and timelines, the development, deployment, and operation of our reactors could be delayed, interrupted or become significantly more expensive. Any such delays or cost increases could materially adversely affect our business, prospects, results of operations, financial condition, and ability to commercialize our technology.

Construction, drilling, installation procedures and development activities associated with our reactor facilities involve inherent safety risks and could result in workplace accidents, injuries, or fatalities.

The development and deployment of our Gravity Reactor will require drilling deep vertical boreholes, constructing specialized reactor facilities, transporting heavy equipment, installing and emplacing the reactor module, handling, transportation and disposal of radioactive and hazardous materials, and performing complex engineering and construction activities, each of which remains subject to ongoing engineering analysis and development, safety evaluations and regulatory review. These activities involve inherent safety risks, including the potential for workplace accidents, equipment failures, structural incidents, exposure to radioactive and hazardous materials, or other operational hazards.

Accidents involving our employees, contractors, or third-party personnel could result in serious injury or loss of life. Such incidents could lead to project delays, regulatory investigations, litigation, reputational harm, increased insurance costs, or other liabilities. In addition, workplace safety incidents could result in work stoppages, delays in construction schedules, or additional compliance obligations.

Although we intend to implement safety programs and operational controls designed to reduce these risks, we cannot eliminate the possibility of accidents or safety incidents. Any such event could materially adversely affect our development timelines, business, prospects, financial condition, and results of operations.

Our Gravity Reactor could experience a nuclear incident or otherwise cause environmental contamination, personal injuries or property damage, and reputational harm or losses not covered by indemnification or insurance could materially adversely affect our business.

Accidents and other unforeseen problems at nuclear facilities have occurred in the United States and elsewhere. Our Gravity Reactor is a novel design, and full analysis of its performance and safety characteristics is ongoing. As a result, there may be risks associated with the operation of our technology that are not yet fully understood. The subsurface emplacement of our reactor creates unique risk considerations, including the potential for groundwater contamination in the event of a breach of containment systems, challenges associated with accessing or retrieving the reactor module in an emergency, and the interaction of reactor systems with subsurface geological and hydrological conditions over extended operating periods.

Our OTA with the DOE provides certain indemnification protections for damage resulting from a nuclear incident, generally defined as occurrences involving bodily injury, sickness, disease, death, or property damage arising from the hazardous properties of nuclear material. For any future commercial operations licensed by the NRC, we would be subject to the liability and indemnification framework established under the Price-Anderson Nuclear Industries Indemnity Act, which provides a system of private insurance and government indemnification for nuclear incidents, subject to statutory limits and certain exclusions. However, coverage under Price-Anderson may not apply to all types of incidents, may be subject to aggregate limits that could be exhausted in the event of a major nuclear incident at any covered facility, and may not fully compensate us for all losses.

However, in the event of such damage, the availability of such indemnification protections may be subject to limitations, conditions, or legal challenges. The indemnification could be withdrawn if the OTA is canceled, may not apply if the OTA is invalidated or overturned as the result of litigation, or may not apply if the test reactor is determined to fall under the regulatory jurisdiction of the NRC rather than the DOE.

In addition, we may be subject to liability under environmental laws, including the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) and similar state-level legislation. Such environmental laws may impose liability on a strict, joint and several basis. As a result, we may incur liabilities relating to remediation of environmental contamination of property currently or formerly owned, leased or operated by us or of property contaminated by hazardous substances we generated, handled, arranged for the disposal of, or released. If a nuclear incident or other environmental event were to occur, or environmental contamination for which we are alleged to be responsible is identified and indemnification and insurance protections are unavailable or insufficient, we could be exposed to significant liability, which could materially adversely affect our business, prospects, financial condition, and results of operations. Even if indemnification or insurance protections were available, we still may be subject to reputational harm, which could materially adversely affect our business, prospects, financial condition, and results of operations.

Our insurance coverage and any available indemnification may not be sufficient to cover all potential liabilities associated with our operations.

The development, construction, and operation of nuclear reactor facilities involve significant risks, including risks of nuclear incidents, environmental contamination, property damage, personal injury, and other losses. Although costs relating to certain nuclear incidents may be subject to indemnification by the federal government under applicable federal programs, including indemnification provided by the DOE under our OTA, such indemnification may not apply in all circumstances.

In addition, our operations may require us to obtain various forms of insurance coverage, including coverage related to construction activities, general liability, environmental liability, workers’ compensation, and other operational risks. Insurance coverage for nuclear-related activities may be limited in scope, subject to significant exclusions, prohibitively expensive or otherwise unavailable on commercially reasonable terms.

Even where coverage is available, the limits of such insurance policies may be insufficient to cover the full extent of potential liabilities. Nuclear-specific insurance products, such as those offered through Nuclear Electric Insurance Limited (NEIL) or other nuclear insurance pools, may be expensive, limited in scope, or unavailable to us on acceptable terms given our early-stage status and unproven technology. If a nuclear incident, environmental event, construction accident, or other contingencies resulting in significant liability were to occur and were not fully covered by indemnification or insurance, we could be exposed to substantial financial losses, which could materially adversely affect our business, prospects, results of operations, and financial condition. Even if indemnification or insurance protections were sufficient to cover the full extent of potential liabilities, we may still be subject to reputational harm, which could materially adversely affect our business, prospects, financial condition, and results of operations.

The costs associated with the storage and disposal of used nuclear fuel could be significant.

The operation of our reactors will generate used nuclear fuel that must be stored and ultimately disposed of in accordance with applicable legal and regulatory requirements. The costs associated with storing and managing used nuclear fuel may be significant and could increase over time.

The DOE does not currently have an operating long-term disposal facility for used commercial nuclear fuel in the United States, and the timing for the operation of any such facility remains uncertain. As a result, operators of nuclear facilities may be required to store used nuclear fuel on site for extended periods relying on interim storage solutions, which requires compliance with evolving legal and regulatory requirements and could involve significant costs.

If the costs associated with used nuclear fuel management are higher than anticipated, or if storage or disposal options remain unavailable or subject to more burdensome legal and regulatory requirements, our business, prospects, financial condition, and results of operations could be materially adversely affected.

In addition, if we obtain DOE authorization and/or an NRC license for commercial operation, we may be required to provide financial assurance for the eventual decommissioning of our reactor facilities, which may include funding mechanisms such as prepayment, external sinking funds, surety bonds, or guarantees. Decommissioning costs for nuclear facilities can be substantial and may exceed initial estimates due to unforeseen technical challenges, changes in regulatory requirements, or inflation. Our novel subsurface deployment model may present unique decommissioning challenges, including the potential need to retrieve reactor components from deep underground and remediate subsurface contamination. Any issues in the decommissioning, or any unexpected costs or other liabilities, could materially adversely affect our business, prospects, financial condition, and results of operations.

Changes in government incentives related to nuclear power may adversely affect our business.

Our business and financial model contemplates, in part, the potential monetization of available tax credits and other government incentives, including investment tax credits that may be available for qualifying clean energy projects. We are not currently receiving any such tax credit subsidies, and the availability, timing, and applicability of such incentives to our future projects remain uncertain.

These incentives are subject to change, reduction, elimination, or unavailability due to political, budgetary, or other factors, and may be modified through future legislation, regulatory action, or administrative interpretation. In addition, the ability to monetize such incentives may depend on the availability of tax equity or other financing structures, which may be limited or subject to market conditions.

To the extent that our future commercial deployments depend on the availability of such incentives, any change, reduction, elimination, or unavailability of such incentives could adversely affect the economic viability of our projects, which could materially adversely affect our business, prospects, results of operations, and financial condition.

Risks Related to Our Regulatory Environment

Our business is subject to extensive government regulation, including licensing by the U.S. Nuclear Regulatory Commission, and delays or failures in obtaining required approvals could prevent or delay commercialization of our technology.

The development, construction, and operation of nuclear reactor facilities are subject to extensive federal, state, and local regulation. In the United States, we will be required to obtain and maintain licenses, permits, and other regulatory approvals from the NRC, the DOE, and other governmental authorities before we can construct and operate reactor facilities. Regulatory approval processes for nuclear technologies are complex, time-consuming, and uncertain, and the timeline from initial application to final license issuance can span several years or longer. The NRC and other regulatory authorities may impose conditions on licenses or approvals that increase costs, require design modifications, delay project timelines, or otherwise affect the economic viability of our projects. Regulatory review processes may also allow third parties to challenge or oppose our applications, which could result in lengthy administrative proceedings or litigation. The NRC has limited experience licensing novel reactor designs for deep subsurface emplacement, and regulatory staff may require additional time, resources, or information to evaluate our technology, potentially extending review timelines beyond our current estimates.

In addition, laws and regulations applicable to nuclear technologies, environmental protection, workplace safety, export controls, and other areas tend to evolve and become more stringent over time, and new regulatory requirements could increase our costs or delay our development activities. We cannot predict the timing or outcome of regulatory reviews or whether required approvals will be granted. Furthermore, we may be required to obtain state and local permits, approvals, or authorizations in addition to federal licenses, including permits related to construction, environmental compliance, water use, emissions, effluents, and land use. Such state and local requirements vary by jurisdiction and may involve public hearings, environmental reviews, solicitation and resolution of public comments, or community approval processes that could delay, limit or prevent project development.

If we are unable to obtain or maintain required licenses, permits, or other regulatory approvals, or if such approvals are delayed or granted subject to burdensome conditions, our ability to develop, deploy, and commercialize our Gravity Reactor could be materially adversely affected.

The DOE’s authorization under our OTA could be terminated or overturned, which could prevent or delay commercialization of our technology.

The DOE’s ability to authorize privately-owned nuclear test facilities on private land under our OTA is a novel application of that authority. Litigation arising under or relating to the AEA and the Energy Reorganization Act of 1974, or a change in policy made by a future administration, could result in this authority being revoked, overturned, limited, modified, or abandoned.

Our current strategy relies on the OTA to support development, demonstration, and testing activities for the Gravity Reactor in preparation for potential commercialization. The OTA does not authorize commercial operation and does not eliminate the need to obtain licenses for commercial deployment. If the OTA is revoked, overturned, limited, modified, or abandoned, it could result in regulatory enforcement actions, a loss or limitation of nuclear indemnification coverage, or other legal or regulatory constraints, any of which could materially adversely affect our ability to develop, test, and advance our technology toward commercialization.

We do not currently have NRC authorization for the commercial operation of any reactor. Even if we are able to conduct testing activities under DOE authorization, delays in obtaining NRC licenses or additional regulatory requirements imposed as part of the NRC licensing process could delay or prevent commercialization of our technology.

Our applications to the NRC may not be approved, and any rework necessary to address NRC concerns could significantly delay the commercialization of our products.

The commercial operation of our Gravity Reactor in the United States will require a license from the NRC. There is no assurance that any applications we submit will be approved, or approved within our anticipated timelines, including due to potential federal staffing constraints or future reductions in government personnel. In addition, during its review process the NRC may require revisions, supplemental information, or other actions or submissions to address concerns it identifies. Our Gravity Reactor’s novel deep borehole emplacement design has not previously been licensed by the NRC, and, even if approved by the NRC, the NRC may require us to modify fundamental aspects of our reactor design, safety systems, or deployment methodology as a condition of licensing. Any such modifications could be time-consuming and costly, could require us to revisit engineering and other work already completed, and could significantly delay the commercialization of our products, which may have a material adverse effect on our business, prospects, results of operations, and financial condition.

Government shutdowns, federal budget delays, federal debt ceiling limitations, or reductions in government spending could adversely impact government spending on U.S. government programs related to our products or services.

Federal government spending reductions or lapses in Congressional appropriations could adversely impact U.S. government programs related to our products or services, including the DOE Reactor Pilot Program. While we believe our products and services do not conflict with the U.S. government’s strategic priorities, government spending on these programs can be subject to negative publicity, political factors and public scrutiny. The risk of future government shutdowns, budget delays or reductions is uncertain, and it is possible that spending cuts may be applied to U.S. government programs across the board, regardless of how programs align with those priorities. Reductions in federal government spending on U.S. government programs related to our services and products, including the DOE Reactor Pilot Program, could materially adversely affect our ability to develop, deploy, and commercialize our Gravity Reactor and affect our business, prospects, results of operations, and financial condition.

Our participation in ongoing litigation challenging aspects of the NRC’s licensing framework exposes us to regulatory uncertainty, increased scrutiny, and potential delays or adverse outcomes in connection with required NRC approvals.

In April 2025, we joined as a plaintiff in a federal lawsuit, State of Texas et al. v. U.S. Nuclear Regulatory Commission (Case No. 6:24-cv-00507), pending in the U.S. District Court for the Eastern District of Texas. The lawsuit challenges the NRC’s interpretation and application of certain licensing regulations under the Atomic Energy Act, including the NRC’s definition of “utilization facility,” and seeks declaratory and injunctive relief requiring the NRC to revise its licensing framework and undertake new rulemaking under the Administrative Procedure Act (the “APA”). The litigation remains pending and is subject to significant uncertainty, including the possibility of adverse rulings, expanded claims, appeals, or changes in regulatory interpretation or enforcement during its pendency. See Item 3, “Legal Proceedings” for more information.

Depending on the outcome of this litigation, we may face heightened regulatory scrutiny or increased administrative burden in our engagement with the NRC. The outcome may also affect how the NRC processes or evaluates our applications, including any standard design approval applications, combined operating license applications, construction permits, exemptions, or other NRC authorizations we may seek. Any adverse developments in the litigation or related regulatory actions could delay, complicate, or impair our ability to obtain the approvals and permits necessary to design, construct, or commercialize our Gravity Reactors or other technologies, which could materially adversely affect our business, prospects, results of operations, and financial condition.

We are required to comply with governmental export control, economic sanctions, import and other laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business, prospects, financial condition, and results of operations.

Our business is subject to stringent laws and regulations, including U.S. export control, economic sanctions and import laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, or our failure to comply with or secure timely U.S. government authorizations under these laws and regulations could have a material adverse effect on us and our ability to expand and thereby affect our business, prospects, results of operations, financial condition, and cash flows. Moreover, the inability to secure and maintain required export licenses or authorizations could negatively impact our ability to compete successfully or market our Gravity Reactor outside the United States. For example, if we were unable to obtain or maintain licenses to export nuclear technology or certain hardware to a particular country, we would be effectively prohibited from exporting our technologies to or operating Gravity Reactor sites in that country, which would limit the number of customers to those in the United States and in countries where we are able to secure licenses. Similarly, if export control laws and regulations prevent us from sharing certain export controlled information with suppliers we intend to partner with to operate our business or develop and produce our technologies or repositories, we may not be able to work with our preferred suppliers, which may impact our finances, business plans, and the competitiveness of our offerings. Failure to comply with export control laws and regulations could expose us to civil or criminal penalties, fines, investigations, more onerous compliance requirements, loss of export privileges, debarment from government contracts or limitations on our ability to enter into contracts with the U.S. government. Any changes in export control regulations or U.S. government licensing policy, such as that necessary to implement U.S. government commitments to multilateral control regimes, may restrict our market size.

We are subject to anti-corruption, anti-bribery, and anti-money laundering laws and regulations, and violations of these laws could result in significant penalties and reputational harm.

We are subject to various anti-corruption, anti-bribery, and anti-money laundering laws and regulations, including the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and similar laws in jurisdictions in which we conduct business.

These laws generally prohibit companies and their employees, agents, and business partners from offering, promising, authorizing, or providing improper payments or anything of value to government officials or other parties to obtain or retain business or secure an improper advantage. These laws also require companies to maintain accurate books and records and adequate internal controls.

Although we have adopted policies and procedures designed to promote compliance with these laws, there can be no assurance that our employees, contractors, or third-party partners will not take actions in violation of our policies or applicable law. Violations of these laws could result in investigations, substantial civil or criminal penalties, reputational harm, and the diversion of management attention and resources, any of which could materially adversely affect our business, prospects, results of operations, and financial condition.

Nuclear incidents anywhere in the world could increase regulatory requirements, reduce public acceptance of nuclear power, and adversely affect demand for our technology.

The nuclear energy industry is subject to heightened public scrutiny, political sensitivity and regulatory oversight. Public concerns regarding nuclear safety, waste disposal, environmental impacts, or prior nuclear accidents have in the past and may in the future negatively influence governmental policy, regulatory decisions, and the willingness of utilities, investors, and communities to support nuclear energy projects. Any actual or perceived safety issues at our facilities, or potentially those of our customers, may result in reputational harm to our business and could result in enforcement proceedings brought by governmental regulators, tort liabilities, enhanced maintenance costs, or increased safety infrastructure requirements and associated costs.

Moreover, in the nuclear industry, an accident or incident at any facility in the world can impact all other nuclear facilities in terms of public perceptions, political pressures, and regulatory scrutiny. Accordingly, major nuclear incidents anywhere in the world, including events similar to the accidents at Three Mile Island, Chernobyl, or Fukushima Daiichi, could significantly affect public perception of nuclear power and influence governmental policies regarding nuclear energy, and may result in reputational harm to our business even if not directly related to our operations.

Following the Fukushima accident in 2011, for example, several countries delayed or canceled nuclear development programs, imposed stricter regulatory requirements, or accelerated the shutdown of existing nuclear power plants. Similar events in the future could result in increased regulatory requirements, delays in licensing processes, or reduced governmental and public support for nuclear power.

In addition, terrorist acts or other high-profile incidents involving nuclear facilities or radioactive materials could lead to increased security requirements, additional regulatory scrutiny, or greater opposition to nuclear energy projects.

Adverse public sentiment toward nuclear power could result in increased regulatory requirements, delays in obtaining approvals, legal challenges, or opposition to the siting or construction of reactor facilities. Any such developments could increase our costs, delay the deployment of our reactors, reduce demand for our technology, or otherwise materially adversely affect our business, prospects, results of operations, and financial condition.

Environmental laws and regulations could increase costs for us or our customers and adversely affect demand for our technology.

Our operations and those of our customers are subject to a variety of federal, state, local, and foreign environmental, health, and safety laws and regulations governing, among other things, air emissions; stormwater discharges; wastewater discharges; land and water use (including drilling and groundwater protection-related regulations); workplace safety; the management, transportation, use, handling, and disposal of hazardous and radioactive materials and waste; and the remediation of releases of hazardous materials. In addition, domestic and international environmental laws and regulations tend to evolve and become more stringent over time, including regulations relating to human health and environmental protection. Relevant governmental authorities may also shift their interpretations of existing laws. Relatedly, we cannot guarantee that our measures to monitor these developments—and the time and resources we spend to comply with applicable laws, regulations and guidelines—will satisfy regulators or other third parties, such as our customers, who may also be subject to extensive government regulation. Any such developments could increase the costs associated with deploying or operating our technology or reduce demand for our products, which could materially adversely affect our business, prospects, financial condition, and results of operations.

Compliance with environmental requirements may require us to incur significant capital expenditures, cooperate with federal, state and international agencies with respect to the preparation and evaluation of environmental impact studies or assessments, obtain and maintain permits or other regulatory approvals, conduct or fund environmental remediation, install pollution control equipment, or implement other operational controls. Failure to comply with such requirements could result in substantial fines, enforcement actions, litigation, or orders or delays restricting or suspending our operations. In particular, any delays, including as a result of any unanticipated regulatory action or inaction, affecting our ability to obtain any necessary environmental or other governmental permits or approvals may increase our costs or delay or complicate the deployment or operation of our reactors. The regulatory approval process can be technically challenging and may result in permit or approval conditions that may impact the financial viability of our business and may provide opportunities for third parties to lodge objections or seek more stringent requirements for our operations. Even if obtained, relevant governmental permits or approvals may be subject to revocation, modification, legal challenge or may not be renewed.

Risks Related to Our Intellectual Property

If we are unable to obtain, maintain, protect, or enforce our intellectual property rights, our competitive position could be adversely affected.

Our success depends in part on our ability to protect the proprietary technologies underlying our Gravity Reactor. We rely on a combination of intellectual property protections afforded by patents (including pending patents), trademarks, and trade secret laws in the United States and other jurisdictions, as well as contractual protections such as confidentiality agreements, assignment agreements, and license agreements to establish and protect our proprietary rights. Despite these measures, our intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise or third parties could copy or otherwise obtain and use our intellectual property without authorization. The occurrence of any of these events could impede our ability to effectively compete against competitors with similar products and services, any of which could materially adversely affect our business, prospects, results of operations, and financial condition.

Our patent applications may not result in issued patents, and issued patents may be challenged, invalidated, circumvented, or limited in scope. In addition, patent protection may not be available in all jurisdictions where our technology could be used.

Accordingly, we may not be able to protect our intellectual property rights in certain jurisdictions and their legal systems. Our competitors may operate in countries where we do not have patent protection and can freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where we do not have patent protection. Even where patents are issued, competitors may develop technologies that achieve similar results without infringing our patents, including by designing around our patent claims.

We also rely on trade secrets, proprietary know-how, and continuing technological innovation to maintain our competitive position. If our employees, consultants, contractors, suppliers, or other third parties disclose or improperly use our confidential information, or if our physical or electronic security measures are breached, we may lose valuable trade secret protection. If we are unable to adequately protect our intellectual property rights, our ability to maintain a competitive advantage could be materially adversely affected.

We may be subject to intellectual property claims that could be costly to defend and could limit our ability to develop or commercialize our technology, and we may be required to enforce intellectual property rights that could be costly to protect.

Third parties may assert that our technologies infringe their patents, trademarks, or other intellectual property rights. From time to time we may receive inquiries or claims from intellectual property holders regarding whether our technologies infringe their proprietary rights.

If a third party successfully asserts an intellectual property claim against us, we could be required to cease making, using, selling, or importing technologies that incorporate the challenged intellectual property, pay substantial damages, obtain licenses from the holders of the infringed rights, or redesign portions of our technology. Such licenses may not be available on commercially reasonable terms or at all.

In addition, defending against intellectual property claims could require significant financial resources and divert management’s attention from our business. Even claims that lack merit could result in substantial legal costs and operational disruption. Any such claims or litigation could materially adversely affect our business, prospects, results of operations, and financial condition.

Litigation may also be necessary to enforce our intellectual property rights or protect our trade secrets. Any litigation of this nature could require significant financial resources and divert management’s attention from our business. Even claims that lack merit could result in substantial legal costs and operational disruption. Any such claims or litigation could materially adversely affect our business, prospects, results of operations, and financial condition.

Disputes regarding inventorship or ownership of our intellectual property could arise.

Our confidentiality and invention-assignment agreements with our employees, consultants and contractors generally provide that those inventions conceived by the party while rendering services to us will be our exclusive intellectual property. While we require our employees, consultants, and contractors to assign such intellectual property to us, if the intellectual property is not automatically assigned (e.g., as work made for hire), those agreements may not be honored and obligations to assign intellectual property may be challenged or breached. Moreover, there may be some circumstances where we are unable to negotiate for such ownership rights and/or others misappropriate those rights in the process.

We may also be subject to claims that former employees, collaborators, contractors, or other third parties have an ownership interest in our patents or other intellectual property. Disputes may arise regarding inventorship, ownership, or licensing rights, particularly where multiple parties have contributed to the development of technologies.

Failure to name the proper inventors on a patent application can render issued patents unenforceable, and inventorship disputes may arise from differing views regarding the contributions of individuals involved in developing our technologies. These disputes may also arise from contractual obligations of third parties or the involvement of foreign nationals in research or development activities.

If we are unable to successfully defend against such claims, we could lose exclusive ownership of valuable intellectual property or be required to grant licenses to third parties. Even if we are successful in defending against such claims, resolving such disputes could result in substantial legal costs and divert management attention from our business.

General Risks Associated with Our Company

Macroeconomic, geopolitical, and trade policy developments could adversely affect our access to capital and liquidity, business and our supply chain.

Our business may be affected by macroeconomic and geopolitical developments outside of our control, including inflation, changes in interest rates, fluctuations in currency exchange rates, adverse developments affecting financial institutions or the financial services industry, global trade tensions, armed conflicts (including the ongoing conflict in Ukraine and the Middle East), public health crises, terrorism, power loss and other disruptions to global markets.

Such events may disrupt supply chains, increase the cost of materials and components, limit access to financing or result in less favorable financing terms, or affect the ability of our customers, suppliers, and partners to fulfill contractual obligations. Changes in trade policies, tariffs, export controls, or sanctions may also affect our ability to source materials or components from international suppliers.

Any such developments could limit our access to capital, increase our costs, delay our operations, disrupt our supply chain, or adversely affect demand for our technology, which could materially adversely affect our business, prospects, results of operations, and financial condition.

Any acquisitions, partnerships, or joint ventures we enter into could disrupt our business and may not achieve the expected benefits.

From time to time, we may evaluate potential acquisitions, strategic partnerships, or joint ventures. Such transactions involve risks, including difficulties identifying suitable opportunities, financing transactions, integrating acquired businesses, managing joint operations, or realizing anticipated benefits.

These transactions could divert management attention from our core business, increase our expenses, reduce our cash reserves, or result in the impairment of acquired assets. In addition, if financed with debt or equity, such transactions could increase our indebtedness or dilute our existing stockholders.

If we are unable to successfully complete or integrate acquisitions or partnerships, or if such transactions fail to achieve their expected benefits, our business, prospects, results of operations, and financial condition could be materially adversely affected.

We may be unable to adequately control the costs associated with developing and operating our business.

We expect to incur significant expenses as we continue developing our Gravity Reactor, pursue regulatory approvals, scale operations, build partnerships, and operate as a public company. These expenses include research and development costs, procurement and manufacturing expenses, business development activities, operational expenses, and general and administrative costs.

We may also incur significant costs associated with siting, constructing, operating, and maintaining reactor sites. If we are unable to manage these costs effectively, or if our expenses increase faster than anticipated, our margins, profitability, and financial condition could be materially adversely affected.

If we fail to manage our growth effectively, we may be unable to execute our business plan.

We expect to invest significant resources to expand our business from an early-stage company to an organization capable of supporting commercial operations. This expansion may include developing our technology, establishing supply chains, hiring and training personnel, building regulatory and commercial infrastructure, and entering into relationships with strategic partners and government entities.

Rapid growth could place significant strain on our managerial, operational, financial, and other resources. We may encounter difficulties in hiring and retaining qualified personnel, managing suppliers and partners, scaling operations, controlling costs, and maintaining effective internal systems and processes.

If we are unable to manage our growth effectively, our ability to develop and deploy our technology, execute our business plan, and achieve our strategic objectives could be materially adversely affected.

Security breaches, cyber-attacks, or other disruptions to information technology systems, including those of our third-party service providers, could compromise our proprietary information and harm our business.

We rely on information technology systems and third-party service providers to support our operations and protect proprietary information, including trade secrets and technical know-how related to our reactor technologies. Despite our efforts to implement security safeguards, we have experienced incidents, and our systems and those of our third-party providers may be vulnerable to additional cyber-attacks, unauthorized access, computer viruses, malware, ransomware, phishing or other social engineering attacks, or other disruptions.

Cybersecurity threats have become increasingly sophisticated, and techniques used by attackers evolve rapidly. In addition, certain cybersecurity risks may arise from human error or system misconfigurations. Security breaches or system disruptions could result in the loss or misappropriation of proprietary information, operational disruptions, reputational harm, or increased costs associated with responding to and remediating such incidents, as well as potential regulatory or legal consequences, and could disrupt our business operations or divert management’s attention.

Our use of artificial intelligence technologies, including those provided by third parties, could adversely affect our business.

We incorporate artificial intelligence (“AI”) technologies into certain aspects of our business and may rely on AI tools developed by third parties. The use of AI presents risks and challenges, including the potential for inaccurate or biased outputs, unintended disclosure of confidential or proprietary information, and infringement of third-party intellectual property rights.

The legal and regulatory environment relating to AI is rapidly evolving and may require changes to our use of AI technologies, increase compliance costs, and create risks of regulatory enforcement or liability. In addition, to the extent we rely on third-party AI tools, we are dependent on the practices of those providers, including the data used to train their models and the controls implemented to mitigate associated risks, which may be outside of our control.

Any failure to appropriately develop, implement, or govern the use of AI technologies could result in operational, legal, or reputational harm and could materially adversely affect our business, prospects, results of operations, and financial condition.

Natural disasters and severe weather events could disrupt our operations and supply chain.

Our operations and those of our suppliers and partners may be adversely affected by severe natural disasters, such as earthquakes and other seismic activity, and severe weather events, such as floods, wildfires, high winds, droughts, or storms. Severe weather conditions are expected to be exacerbated in terms of intensity and frequency by climate change. Relatedly, climate change is also expected to contribute to changes to weather patterns, and water availability, among other impacts.

These events and impacts could disrupt our, or our customers’, operations or supply chains, increase insurance or energy costs, or delay the development or deployment of our reactor projects. These events can also result in damage to our properties. Any such disruptions could materially adversely affect our business, prospects, results of operations, and financial condition.

We depend on the continued services of our key personnel, and the loss of one or more members of our management team could adversely affect our business.

Our success depends in significant part on the continued services, experience, and expertise of our founders, senior management, and other key personnel. Our team possesses specialized knowledge related to nuclear engineering, reactor design, subsurface engineering, regulatory engagement, and commercialization of advanced energy technologies.

Competition for highly skilled personnel in the nuclear energy, engineering, and advanced technology sectors is intense. If we are unable to attract, retain, and motivate qualified personnel, or if we lose the services of one or more members of our management team or technical staff, our ability to execute our business plan and advance the development and commercialization of our technology could be adversely affected.

The loss of key personnel could also result in delays in development programs, disruptions to our operations, loss of institutional knowledge, or difficulties in maintaining relationships with regulators, partners, and potential customers, any of which could materially adversely affect our business, prospects, results of operations, and financial condition.

We may be subject to litigation, investigations, claims or other legal proceedings that could be costly to defend and could adversely affect our business.

From time to time, we may become involved in litigation, investigations, claims and other legal proceedings, including those arising in the ordinary course of business. Such matters may involve claims by suppliers, customers, competitors, current or former employees, communities impacted by our operations, governmental or regulatory authorities, or other third parties. We are not currently aware of any material litigation, investigations, claims or other legal proceedings other than those described under Item 3, “Legal Proceedings.”

Litigation, investigations, claims and other legal proceedings are subject to inherent uncertainties, may be time-consuming and expensive to defend, and may divert management’s attention from our business. Even if we are successful in defending against litigation, investigations, claims and other legal proceedings, the costs associated with legal defense and the diversion of management attention could adversely affect our business.

In addition, if we are found liable, or if we settle, in any litigation, investigations, claims or other legal proceedings, we could be required to pay substantial damages or penalties, or to modify our business practices. In addition, any litigation, investigations, claims or other legal proceedings could damage our reputation or adversely affect our relationships with customers, partners, or regulators.

Operating as a public company increases our administrative burden and costs.

As a public company, we are subject to the reporting and regulatory requirements of the Securities Act, the Exchange Act, and other federal securities laws and regulations, including compliance with the Sarbanes-Oxley Act of 2002 and related rules adopted by the SEC and the Public Company Accounting Oversight Board. These requirements increase our legal, accounting, and administrative costs and require significant management attention.

In order to comply with these requirements, we must maintain effective disclosure controls and procedures, establish and maintain internal control over financial reporting, prepare and file periodic reports with the SEC, and comply with corporate governance requirements. These obligations require us to devote substantial resources to compliance efforts and may increase our legal, accounting, and advisory expenses. In addition, operating as a public company may make it more difficult and expensive for us to obtain director and officer liability insurance and to attract and retain qualified directors and executive officers.

We have restated in this Annual Report certain previously issued consolidated financial statements to correct certain errors and have identified material weaknesses in our internal control over financial reporting that caused our management to conclude that we did not maintain effective internal control over financial reporting as of December 31, 2024 and 2025, and which could, if not remediated, result in additional material misstatements in our consolidated interim and annual financial statements. We also determined that our disclosure controls and procedures were ineffective as of June 30, 2024, September 30, 2024, December 31, 2024, June 30, 2025, September 30, 2025, and December 31, 2025 due to the material weaknesses in internal control over financial reporting. A failure to maintain effective internal control over financial reporting or disclosure controls and procedures could impact our ability to accurately and timely report our financial results and other material disclosures or otherwise cause us to fail to meet our reporting obligations, which could have a material adverse effect on our operations and investor confidence in our business.

Subsequent to the issuance of our unaudited interim condensed consolidated financial statements as of and for the fiscal quarter ended September 30, 2025, we identified errors related to valuations of SAFE Notes and stock-based compensation expense and determined that (i) our previously issued audited consolidated financial statements for the fiscal year ended December 31, 2024 and for the period from July 17, 2023 (inception) through December 31, 2023, and the unaudited condensed consolidated financial statements for the quarters ended June 30, 2024, September 30, 2024, June 30, 2025, and September 30, 2025 should no longer be relied upon and (ii) our previously issued audited consolidated financial statements for the fiscal year ended December 31, 2024 and the unaudited condensed consolidated financial statements for the quarters ended June 30, 2024, September 30, 2024, June 30, 2025, and September 30, 2025 should be restated. As a result of the aforementioned error and restatement of these filings, we are subject to additional risks and uncertainties, including unanticipated legal and accounting costs, litigation, governmental proceedings or investigations and loss of investor confidence or reputational harm to our business.

Although management did not conduct a formal assessment of internal control over financial reporting in accordance with Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Corporation Finance Interpretations, as a result of the errors described above and the related restatement, the Company identified material weaknesses in its internal control over financial reporting, which caused our management to conclude that we did not maintain effective internal control over financial reporting as of December 31, 2024 and 2025 due to lack of formal controls and standardized procedures related to financial reporting and historical equity accounting processes. We also determined that our disclosure controls and procedures were not effective as of June 30, 2024, September 30, 2024, December 31, 2024, June 30, 2025, September 30, 2025, and December 31, 2025 for the same reason. See Item 9A, “Controls and Procedures” for further details of the material weaknesses and remediation efforts.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s consolidated interim or annual financial statements will not be prevented or detected on a timely basis. As such, if we do not remediate these material weaknesses in a timely manner, or if additional material weaknesses in our internal control over financial reporting are discovered, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result, our consolidated interim or annual financial statements may contain material misstatements or omissions. Additionally, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Risks Related to Ownership of Our Common Stock

There is currently no public trading market for our common stock, and one may not develop.

There is currently no public trading market for our common stock. Although we have applied for quotation of our common stock on the OTCQB market, there can be no assurance that our application will be approved or that our common stock will become quoted on the OTCQB or any other over-the-counter trading system.

Because there is currently no trading market for our common stock, stockholders have no ability to sell their shares publicly. Even if our common stock becomes listed on a national securities exchange in the future, trading may be limited, sporadic, or highly volatile. As a result, stockholders may find it difficult or impossible to sell their shares at times and prices that they consider appropriate, or at all. The absence of an active trading market could also impair our ability to raise additional capital through future equity issuances and may make it more difficult for us to use our equity as consideration for acquisitions or to attract and retain employees through equity compensation.

We may not be able to list our common stock or maintain a listing on a national securities exchange.

We currently do not meet the listing requirements of any national securities exchange and may not be able to satisfy those requirements in the future.

National securities exchanges have both quantitative and qualitative listing standards, including requirements relating to stock price, market capitalization, stockholder equity, corporate governance, number of stockholders, and trading history. Even if we are able to satisfy the applicable listing standards when we apply in the future, there can be no assurance that our application will be approved or that we may be able to continue meeting the applicable listing standards.

If our common stock is not listed on a national securities exchange, trading in our shares may be limited to over-the-counter markets, which are generally less liquid, more volatile, and subject to greater price fluctuations than securities listed on a national securities exchange. However, even if our common stock is listed on a national securities exchange, we cannot assure you that an active trading market for shares of our common stock will develop.

We have not voluntarily implemented various corporate governance measures, in the absence of which, our stockholders may have more limited protections against interested director transactions, conflicts of interest and similar matters.

Because our common stock is not yet listed on a national securities exchange, we are not required to adopt the corporate governance measures required under the rules of any national securities exchange. These measures address matters such as board independence, audit committee oversight, and adoption of certain policies. We have not yet adopted the full suite of corporate governance measures required by any national securities exchange. Accordingly, you may not have the same protections afforded to stockholders of companies whose securities are listed on a national securities exchange.

If a trading market develops, the market price of our common stock may be volatile.

If a trading market for our common stock develops, the market price of our common stock may fluctuate significantly. The market prices of securities of early-stage companies in emerging industries are often highly volatile.

Factors that could cause the market price of our common stock to fluctuate include, among others:

●	developments relating to our technology, products, or commercialization plans;
●	changes in law relating to or delays in regulatory approvals or licensing;
●	changes in our operating results or financial condition;
●	announcements by us or our competitors;
●	changes in market conditions for nuclear energy or clean energy technologies;
●	additions or departures of key personnel;
●	commencement of, or involvement in, litigation involving us; and
●	general economic and market conditions.

In addition, the stock markets in general have experienced significant volatility that has often been unrelated to the operating performance of individual companies. These market fluctuations could adversely affect the trading price of our common stock if a trading market for our common stock develops.

Future sales of our common stock could cause our stock price to decline.

We have filed registration statements with respect to 56,207,422 shares of common stock held by certain of our existing stockholders and 716,084 shares of common stock issuable upon exercise of outstanding warrants held by warrant holders to facilitate the public resale of such securities. We have also granted registration rights to such existing stockholders and warrant holders with respect to shares of our common stock they may acquire in the future, and may grant similar rights in connection with other financing activity in the future. Sales can also be made by stockholders without registration, in accordance with available exemptions under securities laws. If a trading market develops for our common stock, future sales of our common stock by our stockholders (including our executive officers, directors and principal stockholders, which hold a significant portion of our common stock, as described below), or the perception that such sales may occur, could adversely affect the trading price of our common stock.

In addition, to continue operating our business, we will need to raise substantial additional capital, and we are actively evaluating potential financing sources, including equity issuances. We may also issue additional equity and equity-linked instruments in the future, including in connection with the exercise of warrants and options and the vesting and settlement of outstanding RSUs, as well as in connection with financings, strategic transactions, acquisitions, or equity incentive programs. As of the date of this Annual Report, there were warrants outstanding to purchase an aggregate of 716,084 shares of our common stock. The issuance of additional shares will dilute existing stockholders’ ownership percentages and, if a trading market develops for our common stock, any such issuance or the perception that any issuance may occur may adversely affect the trading price of our common stock.

Our executive officers, directors and principal stockholders collectively hold a significant percentage of the voting power of our company.

Our executive officers, directors and holders of more than 5% of our common stock beneficially own collectively approximately 48.93% of the voting power of our outstanding common stock as of March 31, 2026. As a result, these stockholders may be able to influence or control matters requiring stockholder approval, including the election of directors, approval of mergers or other business combinations, and other significant corporate transactions. The interests of these stockholders may conflict with your interests. This concentration of ownership may limit the ability of other stockholders to influence corporate matters and may discourage or delay potential changes in control of the company.

We are an emerging growth company and a smaller reporting company.

We qualify as an “emerging growth company” under the JOBS Act and as a “smaller reporting company” under SEC rules. As a result, we are permitted to rely on certain exemptions from disclosure and other requirements applicable to other public companies.

For example, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act for as long as we remain an emerging growth company.

In addition, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards and intend to rely on certain reduced disclosure requirements available to emerging growth companies and smaller reporting companies. As a result, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies or smaller reporting companies, which may make comparison of our financial statements with those of other public companies more difficult. In addition, the information that we provide in this Annual Report may be different from the information investors may receive from other public companies in which they hold equity interests.

Investors may find our common stock less attractive if we rely on these exemptions, which could result in a less active trading market for our common stock.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may discourage takeover attempts that stockholders may consider favorable.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change in control of our company without the approval of our board of directors. These provisions could make it more difficult for stockholders to elect directors who are not nominated by our current board of directors or to take other corporate actions.

These provisions include, among others:

●	a classified (staggered) board of directors, under which directors are elected for staggered terms and only a portion of the board of directors is elected each year;
●	provisions that permit the board of directors to determine the size of the board of directors and fill vacancies;
●	provisions that limit the ability of stockholders to remove directors except for cause;
●	advance notice requirements for stockholder nominations of directors and proposals for consideration at stockholder meetings; and
●	authorization for the issuance of “blank check” preferred stock, which could be used by the board of directors to discourage takeover attempts.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with stockholders who own 15% or more of our outstanding voting stock unless certain conditions are satisfied.

These provisions may discourage potential takeover attempts or other transactions that stockholders may consider favorable and may reduce the price that investors might be willing to pay for shares of our common stock.

Our amended and restated certificate of incorporation designates certain courts as the exclusive forum for certain stockholder disputes.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, certain legal actions and substantially all disputes between us and our stockholders must be brought in the Delaware Court of Chancery or federal courts of the United States. This, however, shall not apply to claims or causes of action brought to enforce a duty or liability created by the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction.

These provisions may limit a stockholder’s ability to bring claims in a forum of their choosing and may discourage lawsuits against us and our directors or officers.

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid dividends on our capital stock and currently intend to retain any future earnings to finance the growth and development of our business. As a result, investors may only realize a return on their investment through appreciation in the price of our common stock, which may never occur.

If our common stock becomes publicly traded and securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

If a trading market for our common stock develops, such market will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more analysts were to cover us and downgrade our stock or our industries, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, or if our operating results did not meet their expectations, the price of our common stock could decline. If one or more analysts were to initiate and then cease coverage of us or fail to publish reports on us regularly, our visibility in the market could decline or disappear, which in turn could cause our stock price or trading volume to decline.

ITEM 1B. Unresolved Staff Comments

Not Applicable

ITEM 1C. Cybersecurity

Risk Management and Strategy

The Company has initiated a cybersecurity risk management program designed to assess, identify, and manage material risks from cybersecurity threats. This program is integrated into the Company’s overall enterprise risk management processes and is intended to protect the confidentiality, integrity, and availability of the Company’s information systems and data.

The Company’s cybersecurity risk management processes include, among other things:

•	ongoing monitoring of information systems using security tools designed to detect, prevent, and respond to cybersecurity threats, including unauthorized access and malicious activity;
•	periodic assessments of cybersecurity risks, including evaluation of potential vulnerabilities in the Company’s information systems and processes;
•

implementation and maintenance of technical safeguards, including access controls, system configurations, and software updates and patch management, designed to reduce exposure to known vulnerabilities;

•	development and maintenance of incident response procedures designed to facilitate the timely identification, containment, investigation, and remediation of cybersecurity incidents;
•

engagement of third-party service providers, including cybersecurity consultants and other advisors, as appropriate, to assist in assessing, testing, and improving the Company’s cybersecurity posture; and

•

processes designed to identify and manage cybersecurity risks associated with third-party service providers, including the use of contractual provisions requiring appropriate data protection, confidentiality, and cybersecurity measures, as well as periodic review and oversight of such providers based on risk.

Cybersecurity risks are considered a part of the Company’s overall risk management processes. Management evaluates cybersecurity risks in the context of the Company’s business operations, strategy, and financial condition, and incorporates such risks into decision-making processes where appropriate.

The Company’s reliance on information technology systems and third-party service providers exposes it to cybersecurity risks, including risks arising from unauthorized access, ransomware, system disruption, and human error. While the Company has implemented measures designed to mitigate these risks, there can be no assurance that such measures will be effective in preventing cybersecurity incidents. Furthermore, in connection with the preparation of our consolidated financial statements for the years ended December 31, 2025 and 2024, we identified material weaknesses in our internal control over financial reporting related in part to IT general controls. For additional information, see “Material Weaknesses in Internal Control over Financial Reporting” in Item 9A of this Annual Report.

Despite our efforts to implement security safeguards, we have experienced incidents; however, the Company is not aware of having experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, its business strategy, results of operations, or financial condition. However, the Company may experience cybersecurity incidents in the future that could have a material adverse effect on its business, prospects, results of operations, and financial condition. For additional information, see “Risk Factors” in Item 1A of this Annual Report.

Governance

The Audit Committee of the Company’s board of directors oversees the Company’s cybersecurity risk management as part of its broader risk oversight responsibilities pursuant to its charter. The Audit Committee is responsible for reviewing risks related to information technology and cybersecurity to the extent such risks could materially impact the Company’s financial statements, internal controls, or disclosure obligations.

The Audit Committee receives regular reports from management regarding the Company’s cybersecurity risk profile, including updates on cybersecurity threats, risk assessments, and the Company’s efforts to prevent, detect, and respond to cybersecurity incidents. The Audit Committee also reviews management’s processes for identifying, assessing, and managing cybersecurity risks. Significant cybersecurity incidents and related developments are escalated to the Audit Committee and, where appropriate, to the full board of directors.

The Company’s cybersecurity risk management program is led by its Senior Digital Systems Manager, who is responsible for overseeing the Company’s information technology systems and managing cybersecurity risk in coordination with third-party managed security service providers. The Senior Digital Systems Manager has more than 20 years of experience in information technology systems administration and cybersecurity practices, including network security, system access controls, and incident response. The Senior Digital Systems Manager has held a variety of leadership positions in enterprise systems, digital transformation, and information security at The Arcticom Group and Econolite, including roles involving the implementation of security governance frameworks, role-based access controls, and incident response processes in support of regulatory compliance and operational resilience.

The Senior Digital Systems Manager is responsible for implementing and maintaining the Company’s cybersecurity program and for monitoring cybersecurity risks and incidents through ongoing system oversight, including the use of security tools, system alerts, and periodic assessments. The Company may also engage third-party service providers, including cybersecurity consultants, to assist in monitoring and managing cybersecurity risks.

Cybersecurity matters are communicated to senior management, including the Company’s Chief Executive Officer and Chief Financial Officer, on an ongoing basis. Senior management provides updates to the Audit Committee on a periodic basis and as needed. The Company maintains incident response procedures that include escalation protocols designed to ensure that significant cybersecurity incidents are promptly reported to senior management and the Audit Committee to support timely decision-making and disclosure, as appropriate.

ITEM 2. Properties

We do not currently own any real property. Other than the lease described below, we do not currently lease any facilities. Our corporate, administrative, and engineering functions operate in a decentralized manner, with employees working through a combination of remote and in-person arrangements. Design, development, regulatory, and site-related activities are conducted in person as required by the nature of those functions and applicable regulatory requirements.

In February 2026, in connection with our participation in the DOE Reactor Pilot Program, we entered into a long-term lease for approximately 100 acres located within the Great Plains Industrial Park in Parsons, Kansas. The Kansas Site is being evaluated to support potential future reactor deployment. The lease includes provisions that, upon the satisfaction of specified conditions, require us to purchase the underlying property.

We believe our current operating arrangements and facilities are adequate to meet our present needs. As our development activities progress, we expect to secure additional facilities, land, or site access arrangements as necessary to support future reactor development, testing, and commercial deployment.

ITEM 3. Legal Proceedings

From time to time, we may become involved in litigation, investigations, claims or legal proceedings arising in the ordinary course of business. Litigation, investigations, claims and other legal proceedings are subject to inherent uncertainties, and an adverse outcome in one or more matters could occur and may have a material adverse effect on our business, prospects, results of operations, and financial condition. Except as described below, we are not aware of any material pending legal proceedings to which we are a party.

In April 2025, we joined as a plaintiff, together with the State of Texas, State of Utah, State of Louisiana, State of Florida, the Arizona State Legislature (by and through the President of the Arizona Senate and the Speaker of the Arizona House of Representatives), Last Energy, Inc., and Valar Atomics Inc., in a federal lawsuit filed in the U.S. District Court for the Eastern District of Texas against the NRC, captioned State of Texas et al. v. U.S. Nuclear Regulatory Commission (Case No. 6:24-cv-00507).The lawsuit challenges the NRC’s interpretation and application of certain licensing regulations under the AEA, including the NRC’s longstanding definition of “utilization facility.” The complaint seeks declaratory and injunctive relief requiring the NRC to revise its licensing framework and undertake new rulemaking under the APA.

The case remains in its early stages, and no substantive rulings have been issued. We cannot predict the outcome of this proceeding or the potential impact it may have on federal or state regulatory processes applicable to advanced reactor technologies or on the timing or evaluation of any applications we may submit to the NRC. See Item 1A, “Risk Factors” of this Annual Report.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of the date of this Annual Report, our common stock is not listed on a national securities exchange, an over-the-counter market or any other exchange, and therefore there is no established public trading market for our common stock. We have applied to have our common stock quoted on the OTCQB. However, we cannot assure you that our common stock will be listed on any national securities exchange or quoted on the OTCQB and, even if it is, there can be no assurance that our common stock will continue to be listed on any national securities exchange or quoted on the OTCQB, or that an active trading market for our common stock will develop or continue. See Item 1A, “Risk Factors— There is currently no public trading market for our common stock, and one may not develop.”

Holders of Record

As of March 31, 2026, we had 372 holders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends, if any, in the future is within the discretion of our board of directors, subject to applicable laws, and will depend on our earnings, capital requirements and financial condition and other relevant facts. We currently intend to retain all future earnings, if any, to finance the development and growth of our business.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2025, we did not have sales of unregistered securities other than those already disclosed in our previously filed Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Annual Report. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties as described under the heading “Cautionary Note on Forward-Looking Statements” and Item 1A, “Risk Factors”. The forward-looking statements are not historical facts, but rather are based on management’s current expectations, estimates, forecasts, projections, beliefs and assumptions and on information available to us as of the date of this Annual Report about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements.

Overview

We are a nuclear energy technology company developing a SMR based on established PWR technology, with novel emplacement in deep boreholes approximately one mile below the Earth’s surface. Our reactor, which we refer to as the Gravity Reactor, will leverage subsurface conditions to support key containment and operating functions, including the use of hydrostatic pressure from a water column within the borehole to support reactor operating pressure and cooling, and the surrounding geological formation to provide structural confinement and shielding. This approach is intended to reduce reliance on large surface containment structures and other safety-related infrastructure associated with conventional nuclear power plants, support faster deployment timelines, improve security, enhance safety, and enable lower capital and operating costs relative to conventional nuclear facilities, while reducing exposure to environmental and other surface-level hazards.

Each Gravity Reactor is targeted to produce up to 15 MWe. Individual reactors may be deployed as standalone installations or grouped in clusters of boreholes at a single site, which may enable longer refueling cycles through coordinated fuel management, staggered refueling schedules and more efficient utilization of shared infrastructure, and support larger installations capable of supplying hundreds and potentially thousands of MWe of generation capacity.

The Company’s commercialization strategy is based on a phased deployment plan designed to move toward commercialization in the next three years. Given that reactor criticality using established PWR technology is well understood, the Company is prioritizing validation of the hardest and most differentiated parts of our system, to reduce risk earlier and move more directly toward a commercialization outcome. Specifically, the tests that we want to focus on are drilling to depth at commercial scale, installing and integrating a nuclear system a mile underground, and operating as part of a complete energy ecosystem. We also want to prove that we can do this in time to meet the AI-driven surge in demand for energy. The Company is currently participating in the DOE Reactor Pilot Program, and we expect to demonstrate our system as part of the DOE Reactor Pilot Program.

The first phase of the Company’s phased deployment plan involves engineering validation and proof of concept wells. The Company has a long-term lease for approximately 100 acres located within the Kansas Site and has commenced initial field development activities at the site. As part of this, the Company already drilled its first data acquisition well to gather real-world data up to 6,000 feet deep. Next, the Company will demonstrate its ability to drill a commercial-scale borehole and safely deploy a prototype reactor. The Company continues to advance its reactor design in parallel with these activities, including planning additional drilling activities and conducting related engineering and emplacement work, and is targeting completion of these activities in the coming months. The balance of this year and into early 2027 will be focused on delivery of key components for full-system installation, including well casing, our reactor canister, and heat exchanger, as well as LEU fabrication and loading.

The second phase of the Company’s phased deployment plan involves DOE authorization and one or more commercial pilot wells. Specifically, subject to DOE authorization, the Company intends to demonstrate the Gravity Reactor, and to apply for a commercial license with the NRC in the first half of 2027, converting the same pilot reactor to commercial operation. We are working closely with both the DOE and the NRC to align demonstration and licensing, as we are aiming to move these efforts forward together rather than advancing them in sequence.

The third and final phase of the Company’s phased deployment plan involves the construction of surface facilities and seeking high-volume commercial licensing for deployment of multiple reactors at a single site through clustered boreholes, and subsequently, at multiple sites. We are targeting as early as 2027 to seek such high-volume commercial licensing with the NRC.

The Company’s approach to subsurface reactor deployment is supported by its intellectual property portfolio, which includes issued patents and pending patent applications relating to reactor configuration, deep subsurface emplacement, drilling and casing techniques, thermal-hydraulic performance, instrumentation and monitoring, and other technologies supporting the deployment of underground nuclear reactors. The Company believes that its intellectual property, together with its engineering expertise and ongoing development activities, supports its competitive position.

Legacy Deep Fission was incorporated in July 2023 and remains in the development stage. The Gravity Reactor remains in conceptual and early engineering stages, and the Company has not constructed or operated a commercial reactor or generated revenue. Current activities include reactor development, geological evaluation, large-diameter borehole drilling research and development, geothermal testing, safety analysis, regulatory engagement, site development, and commercialization planning.

The Merger

On the Merger Closing Date, Surfside completed the Merger with Legacy Deep Fission, pursuant to which a wholly owned subsidiary of Surfside merged with and into Legacy Deep Fission, with Legacy Deep Fission continuing as the surviving corporation and becoming a wholly owned subsidiary of Surfside. In connection with the transaction, Surfside changed its name to Deep Fission, Inc.

On the Merger Closing Date, we issued 38,538,922 shares of our common stock to existing holders of Legacy Deep Fission common stock and 85,000 shares of our common stock (the “Advisor Shares”) to an accredited investor in consideration for services rendered in connection with the Merger, while Surfside’s existing stockholders continued to hold an aggregate of 2,166,667 shares of our common stock (the “Retained Pre-Merger Shares”). We also reserved a total of 9,500,884 shares of our common stock under the 2025 Equity Incentive Plan (“2025 EIP”) for future issuances of equity awards at the discretion of our board of directors to officers, employees, consultants and directors and reserved 1,000,000 shares of our common stock under the 2025 Employee Stock Purchase Plan (“2025 ESPP”) for future purchase by employees.

The Private Placement

Concurrently with the consummation of the Merger, the Company also issued and sold 10,000,000 shares of our common stock in a private placement to certain accredited and institutional investors at a purchase price of $3.00 per share (the “Private Placement”, and together with the Merger, the “Transactions”).

Accounting Considerations

The historical financial statements and related footnotes included in this Annual Report include descriptions of Legacy Deep Fission’s previously outstanding common stock; however, in connection with the Merger, all shares of Legacy Deep Fission common stock were converted into the right to receive shares of our common stock. See “The Merger” and “The Private Placement” above for detailed information regarding the Transactions and the related conversion of the shares of Legacy Deep Fission’s common stock.

For financial reporting purposes, the Merger was treated as a recapitalization and reverse acquisition. Legacy Deep Fission is considered the acquirer for accounting purposes, meaning that the historical financial results of Legacy Deep Fission prior to the Merger are considered our historical financial results under applicable accounting principles. Accordingly, the historical financial statements included in this Annual Report and discussed in this section, for all periods prior to the Merger, are those of Legacy Deep Fission and not Surfside.

Our Intended Business

As described under “Business Model and Revenue Streams” in Item 1, “Business,” our business model is designed to generate revenue from (i) project-level equity participation, including indirect participation in project-level cash flows from electricity sales, (ii) one-time upfront revenue, generally expected to be associated with Gravity Reactor deployment and related upfront project development services and (iii) recurring revenue, generally expected to be associated with technology licensing and operations and maintenance services of Gravity Reactor installations. Because we have not yet commercialized a Gravity Reactor, none of these revenue streams have begun to materialize and are not reflected in our historical results.

Components of Results of Operations

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

Other Non-Operating Income (Expense)

Other non-operating income (expense) consists primarily of change in fair value of SAFE Notes (as defined below), interest income, interest expenses, and other miscellaneous expenses.

Restatement of Prior Period Financial Statements

As previously discussed under the heading “Explanatory Note,” we are restating our previously issued consolidated financial statements and related notes for the year ended December 31, 2024 and the unaudited condensed consolidated financial information for the periods ended June 30, 2024, September 30, 2024, June 30, 2025, and September 30, 2025. Refer to Note 2 in the notes to the consolidated financial statements in this Annual Report for additional information. The impact of the restatement is reflected in the “Results of Operations” section within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Results of Operations

Comparison of the Year Ended December 31, 2025 and 2024

The following table sets forth our summarized financial information for the periods indicated:

	For the Years Ended December 31,
	2025	2024	$ Variance	% Variance
		(As Restated)
Operating expenses
General and administrative expenses	$14,766,607	$3,441,820	$11,324,787	329.03%
Research and development expenses	6,617,562	661,183	5,956,379	900.87%
Operating expenses	21,384,169	4,103,003	17,281,166	421.18%
Operating loss	(21,384,169)	(4,103,003)	(17,281,166)	421.18%

Other non-operating income (expense)
Interest income	210,987	20,331	190,656	937.76%
Change in fair value of SAFE Notes	(39,834,049)	(1,631,446)	(38,202,603)	2,341.64%
Other income	4,277	749	3,528	100.00%
Total non-operating income (expense)	(39,618,785)	(1,610,366)	(38,008,419)	2,360.23%
Net loss	$(61,002,954)	$(5,713,369)	$(55,289,585)	967.72%

Operating Expenses

General and administrative expenses increased by $11.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in general and administrative expenses was primarily attributable to an increase in the number of employees, which resulted in increase in salary and stock-based compensation expense, as well as increased legal, benefits, and marketing costs.

Research and development expenses increased by $6.0 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in research and development expenses was primarily attributable to the progression of the Company’s operating plans and the increase in salary and benefits corresponding with our increase in headcount, as well as increased consulting fees paid to our research and development advisors.

Other Non-Operating Income (Expense)

Other non-operating expense increased by $38.0 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, largely due to the approximately $39.8 million loss the Company recorded from the change in fair value on the date of conversion of the Company’s previously issued SAFE Notes, which converted into common stock as a result of the Merger.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance and sale of our equity securities. Our primary requirements for liquidity and capital are to finance working capital and capital expenditures associated with operating and managing the Company, as well as for general corporate purposes. As of December 31, 2025, our principal source of liquidity was our cash and cash equivalents of $23.7 million. On February 5, 2026, the Company issued and sold 5,333,333 shares of common stock (the “Shares”) at a purchase price of $15.00 per share, to certain accredited and institutional investors pursuant to the subscription agreements for an aggregate purchase price of $80.0 million. The aggregate net proceeds to the Company from the offering was approximately $76.0 million, after deducting fees to the placement agents and expenses payable by the Company. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments. Since our inception, we have generated significant operating losses as reflected in our accumulated deficit of $66.7 million as of December 31, 2025. We generated a positive cash flow of $17.0 million for the year ended December 31, 2025 due to financing activities.

We expect to use our proceeds from the 2026 Private Placement for general working capital and corporate purposes, including towards the engineering, research and development of our first pilot nuclear reactor and related technologies. A portion of the net proceeds from the 2026 Private Placement will also be used to cover management, overhead, legal and accounting fees and expenses relating to the Merger and the 2026 Private Placement and could include potential acquisitions of complementary businesses or assets (though none is currently contemplated). Based on our expectation of continued operating losses for at least the near term, we anticipate our existing cash and cash equivalents, together with net proceeds from the 2026 Private Placement, will not be sufficient to operate our business for the next twelve months. Accordingly, we determined that there is substantial doubt about our ability to continue as a going concern. In order to continue to operate our business beyond that time, we will need to raise substantial additional capital. Our independent registered public accounting firm included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern in its report on our financial statements for the year ended December 31, 2025.

In addition to our cash and cash equivalents currently available to support these activities, which was approximately $80 million as of April 15, 2026, we estimate that we will require $200 million of additional capital to complete development of, and license and commercially deploy, our first commercial reactor, but we expect we can complete the development and begin operation of an initial test reactor with approximately half that amount of additional capital. We are actively evaluating potential financing sources, including equity issuances, debt financing, strategic partnerships, and other capital raising transactions. However, there can be no assurance that such financing will be available on acceptable terms, on a timely basis, or at all. To the extent that we raise additional capital through the issuance of equity or convertible securities, the ownership interests of our existing stockholders will be diluted. Moreover, the terms of such securities or any other financing may include preferences or other rights that adversely affect the value of, or rights of holders of, our common stock. Debt financing, if available, could result in additional debt service obligations, and debt financings or other financings may involve covenants that restrict our operations or financial flexibility. However, our management team will have broad discretion in making strategic decisions to execute our growth plans, and there can be no assurance that management’s decisions will result in successful achievement of our business objectives. In addition, our estimate as to the sufficiency of our current cash, cash equivalents and short-term investments and our current operating plan as discussed above are based on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate.

Cash Flows

Year ended December 31, 2025 and 2024

As of December 31, 2025, our cash and cash equivalents were $23.7 million. The following table shows a summary of our cash flows for the periods presented:

	Year Ended
	December 31, 2025	December 31, 2024	$ Change
		(As Restated)
Net cash used in operating activities	$(13,051,195)	$(2,799,642)	$(10,251,553)
Net cash used in investing activities	(43,436)	(2,657)	(40,779)
Net cash provided by financing activities	30,085,158	8,585,392	21,499,766
Net increase (decrease) in cash	$16,990,527	$5,783,093	$11,207,434
Cash, beginning of period	$6,728,895	$945,802	$5,783,093
Cash, end of period	$23,719,422	$6,728,895	$16,990,527

Operating Activities

Net cash used in operating activities increased by $10.3 million, to $13.1 million for the year ended December 31, 2025, compared to the net cash used in operating activities of $2.8 million for the year ended December 31, 2024. The increase in net cash used in operating activities was primarily attributable to increased net losses, changes in working capital, including prepaids and accounts payable, and other current liabilities.

Investing Activities

Net cash used in investing activities increased by $40.8 thousand, to $43.4 thousand for the year ended December 31, 2025, compared to the net cash used in investing activities of $2.7 thousand for the year ended December 31, 2024. The increase was driven by additions by the Company to property and equipment.

Financing Activities

Net cash provided by financing activities increased by $21.5 million, to $30.1 million for the year ended December 31, 2025, compared to the net cash provided by financing activities of $8.6 million for the year ended December 31, 2024. The increase in net cash provided by financing activities was primarily attributable to proceeds from the Private Placement and additional issuances of SAFE Notes.

Contractual Obligations and Commitments

As of December 31, 2025 and December 31, 2024, we did not have any material contractual obligations or commitments.

Off-Balance Sheet Transactions

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our financial statements and the related notes thereto included in this Annual Report are prepared in accordance with United States generally accepted accounting principles. The preparation of financial statements also requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the estimates we believe are most critical to aid in fully understanding and evaluating our financial condition, results of operations and future performance. We have described our significant accounting policies within Note 3 to our financial statements included in this Annual Report.

SAFE Notes

In 2024 and 2025, the Company issued SAFE Notes in exchange for cash financing. The Safe Notes converted into our common stock in connection with the Merger, and are no longer outstanding. The Company accounted for its SAFE Notes as derivatives under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, and presented them as long-term liabilities in the accompanying consolidated balance sheets. The determination of fair value for the Company’s SAFE Notes required significant judgment and the use of estimates. We have described the valuation of the SAFE Notes in Note 5 to our financial statements included in this Annual Report.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, Compensation-Stock Compensation. We measure all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. We have historically been a private company and lack company-specific historical information for our stock. Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expenses could be materially different for future awards.

Recent Accounting Pronouncements

A discussion of recently issued accounting pronouncements and recently adopted accounting pronouncements is included in Note 3 to our financial statements included in this Annual Report under the heading “Summary of Significant Accounting Policies.”

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risk

As a “smaller reporting company” we are not required to provide information required by this Item.

ITEM 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-24 comprising a portion of this Annual Report, which are incorporated herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses in internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected in a timely basis.

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2025 and 2024, we identified material weaknesses in our internal control over financial reporting. The material weaknesses identified are related to IT general controls, segregation of duties and ineffective controls over the preparation and review of accounting estimates (SAFE Notes and stock-based compensation) and financial reporting.

Remediation steps are being taken to improve the Company’s internal control over financial reporting to address the underlying causes of the material weaknesses described above, including designing and implementing increased controls along with increasing oversight and review of controls. Specifically, we have taken the following steps to remediate the identified material weaknesses and improve our internal control over financial reporting: (i) we have hired key personnel with relevant financial reporting and controls expertise to strengthen our finance and accounting function, and to address the material weaknesses related to IT general controls and segregation of duties; and (ii) we are currently in the implementation phase of a new equity management and reporting system. We continue to evaluate and implement additional remediation initiatives as appropriate.

While we believe that these efforts will improve the Company’s internal control over financial reporting, the implementation of these measures is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. If the steps we take do not remediate the material weaknesses in a timely manner, there could continue to be a reasonable possibility that these control deficiencies or others could result in a material misstatement of our annual or interim financial statements that would not be prevented or detected on a timely basis. If we are unable to successfully remediate our existing or any future material weaknesses, the accuracy of our financial reporting may be adversely affected, which could cause investors to lose confidence in our financial reporting and our share price may decline as a result.

Notwithstanding the identified material weaknesses, management believes that the financial statements and related financial information included in this Form 10-K fairly present, in all material respects, our balance sheets, statements of operations, statements of stockholders’ equity (deficit) and statements of cash flows as of and for the periods presented. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weaknesses expeditiously.

Management’s Report on Internal Control over Financial Reporting

As discussed elsewhere in this Annual Report, we completed the Merger on September 5, 2025. Prior to the Merger, Surfside, our predecessor, was a special purpose acquisition company formed for the purpose of seeking the acquisition of or merger with an existing company. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as Surfside’s operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. The design of internal control over financial reporting for the Company post-Merger has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2025. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Corporation Finance Interpretations.

Although management did not conduct a formal assessment of internal control over financial reporting, as discussed above, management identified material weaknesses in our internal control over financial reporting and as a result determined that we did not maintain effective internal control over financial reporting as of December 31, 2025.

Changes in Internal Control over Financial Reporting

Other than the changes to remediate the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Form 10-K that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. Other Information

Insider Trading Arrangements and Policies

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Items 408(a) and 408(c) of Regulation S-K), respectively.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not Applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information regarding our leadership team, including our executive officers and directors, as of the date of this Annual Report:

Name	Age	Positions
Elizabeth Muller	47	Chair of the board of directors (Class III); President and Chief Executive Officer
Richard A. Muller	82	Chief Technology Officer
William (Mark) Schmitz	74	Chief Financial Officer
Michael Brasel	50	Chief Operating Officer
Jon Gordon	51	General Counsel & Secretary
Mark Peres	66	Chief Nuclear Officer
Stacy Tarver Patterson(1)	40	Chief Marketing Officer
Blake Janover	43	Director (Class I)
Leslie Goldman Tepper	60	Director (Class I)
Jonathon Angell	54	Director (Class II)
Thomas Glanville	67	Director (Class II)

(1)Ms. Tarver Patterson is not an executive officer pursuant to Item 401 of Regulation S-K.

Executive Officers

Elizabeth Muller is the Co-Founder, Chair of the board of directors (Class III), President and Chief Executive Officer of Deep Fission, a role she has held since March 2024. She is also a co-founder of Deep Isolation, Nuclear, Inc. (“Deep Isolation”), a nuclear waste disposal company, and has served as the chair of Deep Isolation’s board of directors since its inception in 2016 and as an executive advisor since June 2024. Previously, Ms. Muller served as the chief executive officer of Deep Isolation from 2016 until June 2024. Ms. Muller was also formerly an Executive Director of Berkeley Earth, a director at Gov3, and a Policy Advisor at the Organization for Economic Co-Operation and Development (OECD). Ms. Muller is also a co-author of several of Deep Isolation’s patents. Ms. Muller holds a degree in mathematics from the University of California, San Diego, and a master’s degree in business from ESCP Business School in Paris.

We believe Ms. Muller is qualified to serve on our board of directors due to her direct and sustained leadership experience as the co-founder and former CEO of Deep Isolation, guiding it through its formative stages and into the public markets. In addition, her deep institutional knowledge of the Company, combined with her prior service on multiple corporate boards, provides both strategic insight and governance experience. Ms. Muller also brings environmental, technical, and policy expertise and extensive experience in leadership and operations.

Dr. Richard A. Muller is the Co-Founder and Chief Technology Officer of Deep Fission, a role he has held since March 2024. Previously, Dr. Muller served as the chief executive officer of Deep Fission from June 2023 to March 2024. He is also the co-founder of Deep Isolation and served as Chief Technology Officer from 2016 to 2023. Dr. Muller is a Professor of Physics emeritus at the University of California, Berkeley. He is also a prolific inventor (over 80 patents issued) and has written more than 100 scientific articles in peer-reviewed journals. Dr. Muller’s academic research has led to numerous awards, including a MacArthur Prize, the National Science Foundation Alan T. Waterman Award, the Breakthrough Prize, and election to the American Academy of Arts and Sciences. In addition, Dr. Muller has won numerous awards for excellence in teaching and authored ten books, including Physics for Future Presidents and Energy for Future Presidents. Dr. Muller was a member of JASON, an independent scientific advisory group that provides consulting services to the U.S. government on matters of defense science and technology, for 34 years. Dr. Muller received his A.B. degree from Columbia University and his Ph.D. at the University of California, Berkeley.

William (Mark) Schmitz is the Chief Financial Officer of Deep Fission, a role he has held since August 2025. Mr. Schmitz has over forty years of experience as a finance professional in the energy technology, automotive, life safety, banking, and manufacturing industries. Mr. Schmitz previously served as Chief Financial Officer of Gru Energy Lab, Inc. from May 2021 until April 2024, Chief Financial Officer of Itron, Inc. from September 2014 until April 2017, and Chief Financial Officer of Alghanim Industries from April 2009 until December 2013. He has also served as Chief Financial Officer of Goodyear and Plug Power and has held positions based in China, Brazil, the U.K., and the Middle East. Mr. Schmitz is experienced at scaling growth-oriented companies and preparing them for public company reporting. Mr. Schmitz has undergraduate and M.B.A. degrees from The Ohio State University.

Michael Brasel has served as Chief Operating Officer of Deep Fission since October 2025 and previously served as Vice President of Nuclear Programs from December 2024 to October 2025. Before joining Deep Fission, Mr. Brasel worked at NuScale Power Corporation (“NuScale”) in successive senior operations and supply-chain leadership roles from April 2012 to March 2024, most recently as Senior Director. Prior to serving at NuScale, he served at Dairyland Power Cooperative from February 2002 to March 2012, including as Plant Manager of the La Crosse Boiling Water Reactor from January 2009 to March 2012. Mr. Brasel is a former U.S. Navy Nuclear Operator–Electrician and completed Naval Nuclear Power School. He holds engineering and business degrees from Old Dominion University and the University of Wisconsin–La Crosse.

Jon Gordon has served as General Counsel and Secretary of Deep Fission since October 2025. Before joining Deep Fission, he served as General Counsel and Chief Commercial Officer of a hydrogen-electrolyzer company from June 2024 to September 2025. From November 2019 to June 2024, he was Co-Founder, General Counsel and Head of Partnerships and Government Affairs of Universal Hydrogen, a developer of hydrogen-powered aircraft and fueling systems. Prior to that, Mr. Gordon was Deputy General Counsel for Technology and Digital at United Technologies Corporation (now Raytheon Technologies Corporation), and earlier in his career he practiced M&A and securities law at Cravath, Swaine & Moore LLP and Wachtell, Lipton, Rosen & Katz LLP. Mr. Gordon earned both his B.A. and J.D. from the University of Chicago.

Mark Pérès was appointed Chief Nuclear Officer of Deep Fission effective February 19, 2026. Prior to his appointment, he served as the Company’s Vice President of Engineering since October 2024. In that role, he managed engineering and technical operations relating to Deep Fission’s nuclear reactor design. Since 2022, Mr. Pérès has served as President of Pérès Engineering, LLC, where he has conducted comprehensive evaluations of SMRs for diverse clients. From 2019 to 2022, Mr. Pérès served as Vice President of Engineering at Kairos Power, where he directed design efforts for the Hermes Test Reactor. From 2009 to 2019, he served as Executive Project Director at Fluor, where he led major nuclear project deliveries, including work relating to NuScale’s SMR, the first NRC-certified small modular reactor design under 10 C.F.R. Part 52. Mr. Pérès holds a B.S. in Mechanical Engineering from Montana State University, an M.S. in Mechanical Engineering from Washington State University, and is a PhD Candidate (ABD) and Adjunct Professor in Nuclear Engineering at the University of South Carolina.

Stacy Tarver Patterson(1) has served as Chief Marketing Officer of Deep Fission since February 19, 2026. In this role, she leads the Company’s marketing, brand, and go-to-market strategy. Prior to joining Deep Fission, Ms. Patterson served as Head of Brand Strategy at Code and Theory from May 2023 to November 2024. From September 2019 to April 2021, she served as Managing Director at West, a venture studio. From January 2021 to December 2021, she served as Co-Founder and Chief Marketing Officer of COR, a digital health technology company. Ms. Patterson has also served as CMO-in-Residence at Columbia Startup Lab since August 2020 and as Founding Partner of New Math since December 2024. She holds a B.S. in Marketing, Management and Organizational Behavior from New York University and an M.B.A. from Columbia Business School.

(1)Ms. Tarver Patterson is not an executive officer pursuant to Item 401 of Regulation S-K.

Directors

Blake E. Janover — Director (Class I)

Mr. Janover has served as a director of Deep Fission since December 19, 2025. He serves as Chair of the Compensation Committee and as a member of the Audit Committee and the Nominating & Governance Committee. He is the Founder, Chief Executive Officer and Chairman of the board of directors of J2 Labs Inc., since 2025. He was the Founder, Chief Executive Officer, President and Chairman of the board of directors of Janover Inc., a commercial real estate and financial technology company he founded in 2018. Mr. Janover also serves on the board of DeFi Development Corp. Mr. Janover has more than 15 years of experience as an entrepreneur and operator in multifamily and commercial real estate finance, business financing, and technology. Prior to founding Janover Inc., Mr. Janover served as a consultant on a variety of multifamily and commercial real estate finance projects and was a partner in a large apartment development in Miami. Earlier in his career, he founded and operated a mortgage brokerage that later became a correspondent lender and subsequently a direct lender in the residential and commercial real estate markets. Mr. Janover has overseen underwriting, origination, and advisory services across commercial, multifamily, and residential real estate transactions. He is a graduate of the Harvard Business School’s Owner/President Management Program and a NATSEC Fellow at the National War College Alumni Association. We believe Mr. Janover is qualified to serve as a director due to his extensive experience in real estate finance, capital formation, and leadership of technology-enabled businesses.

Leslie Goldman Tepper — Director (Class I)

Ms. Goldman Tepper has served as a director of Deep Fission since November 7, 2025. She serves as Chair of the Nominating and Governance Committee and as a member of the Audit and Compensation Committees. Ms. Goldman Tepper founded and was a General Partner of The Artemis Fund, focused on early-stage, women-led companies, from 2019 to 2024. Since 2022, Ms. Goldman Tepper has served on the board of Deep Isolation where she is Lead Independent Director, Chair of the Compensation Committee and a member of the Nominating and Governance Committee and Audit Committee. Since September 2019, she has been Managing Member of her family office. In April 2025, she was elected to Titan Acquisition (TACH) Corp.’s board as a member of its compensation and audit committees. She brings extensive experience in funding and scaling private companies, has served on the board of multiple growth stage companies, and has been a frequent speaker for the National Association of Corporate Directors (NACD) while serving as a board member for its Texas and Utah Chapters. Her legal background includes serving as General Counsel for Fisher HealthCare and in-house for Waste Management after private practice in AmLaw 100 firms. Ms. Goldman Tepper holds degrees from Yale University, the University of New South Wales, and Fordham University School of Law. We believe that Ms. Goldman Tepper is qualified to serve on our board due to her prior board experience, significant experience investing in and scaling early-stage companies and in management and corporate governance.

Jonathon Angell — Director (Class II)

Mr. Angell has served as a director of Deep Fission since November 7, 2025. He serves as a member of the Nominating & Governance Committee. He has served as the Chief Executive Officer of Angell Investments since 2016 and has previously served as Deep Fission’s Chief Financial Officer from July 2023 to August 2024, where he helped shape its financial structure and led its largest acquisition, and as a Strategic Advisor to Deep Fission from August 2024 to November 2025. He also serves as a director and audit committee chair of Deep Isolation. Mr. Angell has more than 20 years of experience advising companies ranging from startups to Fortune 500 enterprises and has worked on corporate strategy initiatives for companies including Hitachi, Toyota, General Motors, Philips, Merrill Lynch, and Ubisoft. He is a Certified Public Accountant, Certified Financial Manager, Certified Information Systems Auditor, and Certified Management Accountant. He holds a B.A. from Whitman College and an M.B.A. from Heriot-Watt University. We believe Mr. Angell is qualified to serve as a director because of his financial expertise, prior executive experience with the Company, strategic advisory background, and extensive audit committee and board leadership experience.

Thomas S. Glanville — Director (Class II)

Mr. Glanville has served as a director of Deep Fission since December 19, 2025. He serves as Chair of the Audit Committee and as a member of the Compensation Committee. He is the managing partner of Eschelon Advisors, LP, and its affiliates, providing energy and private equity investment and advisory services, a position he has held for more than five years. Mr. Glanville currently serves on the boards of directors Crescent Pass Energy Holdings, L.L.C. and Strand Energy, L.L.C., both privately held oil and gas exploration and production companies, and since 2015 has served as a Director and Audit Committee Chair of MIND Technology, Inc., a publicly traded provider of innovative technology to the global marine industry. Mr. Glanville is also an Advisory Director of Buzz Solutions, Inc., an AI inspection and monitoring software provider to electric utilities. Previously, Mr. Glanville served from 2001 to 2022 as a director of Itron, Inc., a publicly traded technology and services company dedicated to the efficient use of energy and water, where he served as Chair of the Audit/Finance Committee and as a member of the Compensation and Corporate Governance Committees. Earlier in his career, he served as Vice President of Technology and New Ventures for Reliant Energy, Inc. and its affiliate, Reliant Resources, Inc. Mr. Glanville also served as Chairman of the Texas Tri-Cities branch (Houston, Austin, and San Antonio) of the National Association of Corporate Directors from 2011 to 2016. He holds a Master of Science degree in Mineral Economics from the Colorado School of Mines and a Bachelor of Arts degree in Economics from the University of Virginia. We believe Mr. Glanville is qualified to serve as a director due to his extensive experience in energy and infrastructure, his financial and audit committee expertise, and his long tenure serving on the board of a public company.

Corporate Governance

Board Composition

As of the date of this Annual Report on Form 10-K, our board of directors consists of five members: Elizabeth A. Muller (Chair), Leslie Goldman Tepper, Jonathon Angell, Blake E. Janover, and Thomas S. Glanville.

Richard A. Muller resigned from the board of directors on November 7, 2025 and now serves exclusively as our Chief Technology Officer.

Classified Board of Directors

We have a classified board of directors divided into three staggered classes—Class I, Class II, and Class III—with each class serving a three-year term. One class of directors is elected at each annual meeting of stockholders.

Our directors are currently assigned to the following classes:

●	Class I: Leslie Goldman Tepper and Blake E. Janover, whose terms expire at the 2026 annual meeting of stockholders.
●	Class II: Jonathon Angell and Thomas S. Glanville, whose terms expire at the 2027 annual meeting of stockholders.
●	Class III: Elizabeth A. Muller, whose term expires at the 2028 annual meeting of stockholders.

Each director serves until the election and qualification of their successor or until earlier death, resignation, disqualification, or removal. Under our amended and restated certificate of incorporation and amended and restated bylaws, only the board of directors may fill vacancies on the board of directors, subject to the rights of any preferred stockholders. Any increase or decrease in the number of directors will be apportioned among the classes to maintain a balanced structure as nearly as possible.

The classified board of directors structure may delay or prevent a change in control of Deep Fission.

Family Relationships

Elizabeth A. Muller, our President and Chief Executive Officer and Chair of the board of directors, is the daughter of Richard A. Muller, our Chief Technology Officer.

There are no other family relationships among our directors or executive officers.

Committees of the Board of Directors

The board of directors has established the following standing committees:

Audit Committee

●Chair: Thomas S. Glanville
●Members: Leslie Goldman Tepper and Blake E. Janover

The responsibilities of the Audit Committee include overseeing (i) the integrity of the Company’s financial statements; (ii) the Company’s compliance with legal and regulatory requirements, (iii) the qualifications, independence and performance of the Company’s independent registered public accounting firm; (iv) the performance of the Company’s internal audit function; (v) the Company’s system of internal control over financial reporting and disclosure controls and procedures; and (v) the Company’s risk management processes that could materially impact the Company’s financial statements, internal controls or disclosure obligations.

The board of directors has determined that Thomas S. Glanville and Blake E. Janover are each an “audit committee financial expert” as defined under the rules of the SEC. In addition, the board of directors has determined that each of the members of the Audit Committee is independent under Rule 10A-3 under the Exchange Act.

Nominating & Governance Committee

●Chair: Leslie Goldman Tepper
●Member: Jonathon Angell and Blake E. Janover

The responsibilities of the Nominating & Governance Committee include (i) identifying, evaluating, recruiting, and recommending to the board of directors for consideration and approval of individuals qualified to be members of the board of directors; (ii) developing and recommending to the board of directors a set of corporate governance principles applicable to the Company; and (iii) overseeing matters of corporate governance matters relevant to the Company.

Compensation Committee

●Chair: Blake E. Janover
●Member: Leslie Goldman Tepper and Thomas S. Glanville

The responsibilities of the Compensation Committee include (i) overseeing determination of executive compensation and reviewing and making recommendations to the board of directors with respect to major compensation plans, policies, and programs of the Company; (ii) approving and evaluating all compensation plans, policies, and programs of the Company as they affect the compensation of the Company’s executive officers; and (iii) overseeing the Company’s management of human capital.

Code of Ethics

We have adopted a Code of Ethics for Senior Financial Officers that applies to our principal executive officer, principal financial officer and principal accounting officer. A copy of our Code of Ethics for Senior Financial Officers is included as Exhibit 14.1 to this Annual Report.

Insider Trading Policy

The Company has adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of its securities by directors, officers, employees, consultants, contractors and advisors that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. In addition, the policy requires transactions by the Company in its own securities, including stock repurchases, to be conducted in compliance with applicable securities laws and regulations. A copy of our Insider Trading Policy is included as Exhibit 19.1 to this Annual Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and 10% stockholders to file initial reports of ownership and reports of changes in ownership of our common stock with the SEC. Directors, executive officers and 10% stockholders are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that during the year ended December 31, 2025, all reports applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner in accordance with Section 16(a) of the Exchange Act except as disclosed below.

Delinquent Section 16(a) Reports

On November 17, 2025, Mr. Angell filed one late Form 4 covering one transaction. On December 4, 2025, Mr. Gordon filed one late Form 3 and one late Form 4 covering one transaction. On December 12, 2025, Ms. Muller filed one late Form 4 covering one transaction. On December 22, 2025, Mr. Glanville filed one late Form 3 and one late Form 4 covering one transaction.

ITEM 11. Executive Compensation

This section describes the compensation of our named executive officers and non-employee directors for the fiscal year ended December 31, 2025. The discussion below covers compensation arrangements of Legacy Deep Fission prior to the consummation of the Merger with Surfside and compensation arrangements of Deep Fission following the Merger, to the extent applicable, as well as compensation arrangements of Surfside prior to the consummation of the Merger.

Director Compensation

Ian Jacobs and Mark Tompkins served as our sole directors prior to the Merger and resigned from our Board effective as of the closing of the Merger, which occurred on September 5, 2025. Messrs. Jacobs and Tompkins did not receive any compensation for their service on our Board. Effective as of September 5, 2025, Elizabeth Muller and Richard Muller were appointed to our Board, although Dr. Muller resigned from the board of directors on November 7, 2025 to focus on his continuing responsibilities as our Chief Technology Officer. Jonathon Angell and Leslie Goldman Tepper were appointed to our Board on November 7, 2025 and Thomas Glanville and Blake Janover were appointed to our Board on December 19, 2025.

Ms. Muller is employed as our Chief Executive Officer and President and receives no compensation for her service as a director and chair of the board of directors. The compensation received by Ms. Muller as an employee is shown in “Executive Compensation - Summary Compensation Table” below. Dr. Muller and Messrs. Thompson and Jacobs each also served as executive officers during the fiscal year ended December 31, 2025 (and Dr. Muller continues to serve as our Chief Technology Officer) and their compensation is also shown in “Executive Compensation – Summary Compensation Table” below.

On November 7, 2025, the board of directors adopted a Non-Employee Director Compensation Policy. Under this policy, non-employee directors receive cash and equity compensation for their service. Annual cash retainers are paid for Board service and for service on a committee, and are paid quarterly in arrears.

The fees paid to our non-employee directors for service on our Board and for service on each committee of our Board of which the non-employee director is a member are as follows:

Annual Board Member Service Retainer

All non-employee directors: $67,500

Annual Committee Member Service Retainer

Member of the audit committee: $10,000

Member of the compensation committee: $9,500

Member of the nominating and corporate governance committee: $9,500

Equity compensation for non-employee directors is provided in the form of restricted stock units (“RSUs”) granted under the Company’s 2025 Equity Incentive Plan (the “2025 Plan”). Each RSU represents the right to receive one share of the Company’s common stock upon vesting. In connection with the adoption of the policy, the board of directors determined that all RSU awards made to non-employee directors will provide the holder with the ability, following vesting, to defer receipt of the underlying shares until the earlier of (i) a Change in Control (as defined in the 2025 EIP), and (ii) the director’s separation from service. Delivery of any deferred shares will be made in compliance with the 2025 Plan and Section 409A of the U.S. Internal Revenue Code of 1986, as amended (the “Code”).

Under the Non-Employee Director Compensation Policy, non-employee directors who joined the board of directors on or before December 31, 2025 were entitled to receive an RSU award covering 100,000 shares of the Company’s common stock. On November 7, 2025, the Compensation Committee approved an RSU award of 100,000 shares to each of Ms. Goldman Tepper and Mr. Angell pursuant to this provision. On December 19, 2025, the Compensation Committee approved an RSU award of 100,000 shares to each of Messrs. Glanville and Janover pursuant to this provision. In each case, although the RSU awards were approved by the Compensation Committee in fiscal year 2025, the vesting terms for such awards were not finalized until fiscal year 2026, and so the awards were not considered granted for purposes of ASC 718, Compensation – Stock Compensation, until March 31, 2026. As a result, in accordance with SEC rules, no value appears in the 2025 Nonemployee Director Compensation Table for such awards, and instead they will appear in our 2026 Nonemployee Director Compensation Table. The final vesting terms of the RSU awards provide that they will vest on the earlier of six months after the grant date and the occurrence of a Change in Control (as defined in the 2025 Plan).

Under the Non-Employee Director Compensation Policy, non-employee directors who join the board of directors after December 31, 2025 will receive an initial RSU award having a grant-date fair value of $130,000, which vests in full on the earlier of the one-year anniversary of the grant date and the occurrence of a Change in Control. Beginning with the 2026 annual meeting of stockholders, each non-employee director who continues to serve on the board of directors following the annual meeting will receive an annual RSU award having a grant-date fair value of $130,000, which vests in full on the earlier of the first anniversary of the grant date and the occurrence of a Change in Control.

All RSU awards are made pursuant to the terms of the 2025 Plan and the Company’s standard form of award agreement and are subject to the deferred-delivery election described above. The Company also reimburses non-employee directors for reasonable expenses incurred in connection with their service.

2025 Nonemployee Director Compensation Table

	Fees Earned		All
	or Paid in	Stock	Other
	Cash	Awards	Compensation		Total
Name	($)	($)(1)	($)		($)
Jonathon Angell(2)	$19,250	$—	$49,500	(3)	$68,750
Leslie Goldman Tepper	$19,250	$—	$—		$19,250
Thomas Glanville	$19,375	$—	$—		$19,375
Blake Janover	$16,875	$—	$—		$16,875
Mark Tompkins(4)	$—	$—	$—		$—
(1)

As described above, although the Compensation Committee approved RSU awards for four of the directors in fiscal year 2025, they were not considered granted for purposes of ASC 718, Compensation – Stock Compensation, until fiscal year 2026, and therefore are not included in this 2025 Nonemployee Director Compensation Table. Please see the section above titled “Director Compensation” for further information regarding such RSU awards, which will be included in our 2026 Nonemployee Director Compensation Table.

(2)	Mr. Angell served as Chair of the Compensation Committee during the fiscal year ended December 31, 2025. Mr. Angell resigned as Chair and a member of the Compensation Committee on April 3, 2026.
(3)

Prior to his appointment to the board of directors, Mr. Angell provided consulting services to the Company and received a monthly retainer in connection with those services. The consulting relationship terminated upon his appointment to the board of directors, and no consulting fees were paid to Mr. Angell following his commencement of service as a director.

(4)	Mr. Tompkins resigned as a member of the board of directors upon the closing of the Merger on September 5, 2025.

The table below shows the aggregate number of unvested stock awards held as of December 31, 2025 by each non-employee director, which does not reflect the 100,000 RSUs approved by the Compensation Committee to be granted to each of Messrs. Angell, Glanville and Janover and Ms. Goldman Tepper in fiscal year 2025, but which were not granted until fiscal year 2026.

Stock
Awards
Name	Outstanding
Jonathon Angell	—
Leslie Goldman Tepper	—
Thomas Glanville	—
Blake Janover	—
Mark Tompkins	—

Executive Compensation

As an “emerging growth company,” we have opted to comply with the executive compensation disclosure rules applicable to such companies, which allows us to provide reduced compensation disclosure. This section discusses the material components of the executive compensation program for the Company’s named executive officers who appear in the “—2025 Summary Compensation Table” below. In 2025, the “named executive officers” and their positions with the Company were as follows:

●	Elizabeth Muller: President and Chief Executive Officer
●	Richard A. Muller, Ph.D.: Chief Technology Officer
●	Michael Brasel: Chief Operating Officer
●	Malcolm Thompson: Former Chief Operating Officer, Legacy Deep Fission
●	Ian Jacobs: Former Chief Executive Officer, Surfside

Summary Compensation Table

The following table sets forth information concerning the compensation earned by or paid to our named executive officers for the fiscal years ended December 31, 2025 and December 31, 2024.

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(1)	($)		($)
Elizabeth Muller	2025	404,261	60,000	3,956,047	2,661,901	34,008	(4)	7,116,217
President and Chief Executive Officer	2024	279,000	80,000	1,144,924	—	8,533	(4)	1,512,457
Richard Muller, Ph.D.	2025	300,000	90,000	—	1,308,466	—	(4)	1,698,466
Chief Technology Officer	2024	300,000	160,000	—	—	—		460,000
Michael Brasel	2025	242,898	72,500	90,418	269,990	30,322	(4)	706,128
Chief Operating Officer(2)
Malcolm Thompson(3)	2025	160,417	—	3,440,304	—	62,500	(5)	3,663,221
Former Chief Operating Officer, Legacy Deep Fission	2024	38,942	50,000	23,271	—	2,667	(4)	114,880
Ian Jacobs(6)	2025	—	—	—	—	—	(4)	—
Former Chief Executive Officer, Surfside	2024	—	—	—	—	—		—
(1)	The amounts reported in this column represent the aggregate grant-date fair value of equity awards granted during the applicable year, including stock options, RSUs and stock awards, computed in accordance with ASC Topic 718 for stock-based compensation transactions. The assumptions used in calculating the grant date fair value of the stock options, RSUs and stock awards are set forth in Note 8 of the Company’s financial statements for the year ended December 31, 2025. This calculation does not give effect to any estimate of forfeitures related to service-based vesting and assumes that the named executive officer will perform the requisite service for the award to vest in full.

(2)	Mr. Brasel commenced employment as Deep Fission’s Chief Operating Officer on October 6, 2025, having previously served as the Company’s Vice President of Nuclear Programs.
(3)	Mr. Thompson ceased employment with Legacy Deep Fission on August 20, 2025.
(4)	Consists of 401k employer-match benefits.
(5)	Contains of a lump sum cash severance payment of $62,500. Please see the section below titled “Separation Agreement” for further information.
(6)	Mr. Jacobs served as the Chief Executive Officer, Chief Financial Officer and Secretary of Surfside. Mr. Jacobs resigned from all such positions upon the closing of the Merger on September 5, 2025. Mr. Jacobs did not receive any compensation for serving as an executive officer of Surfside.

Base Salaries

During the fiscal year ended December 31, 2025, the base salaries of our named executive officers were determined by our Board (and, following its formation, our Compensation Committee) based on each executive’s role, responsibilities, experience and performance.

During the fiscal year ended December 31, 2025, Ms. Muller’s annual base salary was increased from $400,000 to $475,000, effective December 9, 2025.

Mr. Basel was promoted to the position of Chief Operating Officer on October 6, 2025. Prior to this date, Mr. Basel served as the Company’s Vice President of Nuclear Programs, and his base salary reflected in the Summary Compensation Table reflects the aggregate salary he actually received in the fiscal year ended December 31, 2025 for his service in both roles. Mr. Thompson ceased employment during the fiscal year ended December 31, 2025 and his base salary reflected in the Summary Compensation Table reflects the actual salary he received for service through his date of termination.

Annual Bonuses

Annual cash bonuses are determined by our Compensation Committee, and, prior to such Committee’s formation, our board of directors. Annual cash bonuses are set at a level that is commensurate with the executive’s duties and authorities, contributions, prior experience and sustained performance and bonus outcomes are determined based on an overall assessment of Company performance, the executive’s performance and contributions, and other relevant factors. After evaluating the foregoing factors, the Committee determined to pay discretionary cash bonuses to Ms. Muller, Dr. Muller and Mr. Brasel for fiscal year 2025 of $60,000, $90,000 and $72,500, respectively.

Equity Awards

We use equity compensation to align the interests of our employees, including our executive officers, with those of our stockholders and to promote long-term retention. Equity awards are approved by our Board or, following its formation, our Compensation Committee.

Prior to the closing of the Merger, Legacy Deep Fission granted stock options to Ms. Muller and Dr. Muller representing 811,699 and 649,363 shares of Legacy Deep Fission common stock, respectively (on an as-converted basis), pursuant to its pre-Merger 2025 Equity Incentive Plan (the “Pre-Merger 2025 Plan”). The stock options granted to Ms. Muller and Dr. Muller have an exercise price of $3.00 per share and vest over a four-year vesting schedule, with 25% of the shares vesting on June 1, 2025 and the remaining shares vesting in equal monthly installments over the following 36 months, subject to the executive’s continued service through each vesting date. No additional awards will be granted under the Pre-Merger 2025 Plan following the closing of the Merger.

Following the Merger, the Company granted equity awards to certain of its named executive officers in the form of stock options and RSUs pursuant to the 2025 Plan. Stock options are granted with an exercise price per share no less than the fair market value of the Company’s common stock on the date of grant. Equity awards generally vest over multi-year periods and may be subject to accelerated vesting upon certain termination of employment or change in control events. Following the closing of the Merger, Ms. Muller received a grant of 183,150 stock options and 549,451 RSUs, each vesting 25% on the first anniversary of the date of grant (December 9, 2025) and with the remaining 75% subject to a monthly vesting schedule over the subsequent three-year period and Mr. Brasel received a grant of 70,000 stock options, 25% of which vests on October 6, 2026 and with the remaining 75% subject to a monthly vesting schedule over the subsequent three-year period. As described below under “Separation Agreement” Mr. Thompson also received an award of 72,753 fully vested shares of Legacy Deep Fission common stock in connection with his termination of employment.

Prior to the Merger, Legacy Deep Fission was not a public company and Surfside did not grant equity awards, so we did not have any policy or practice regarding the timing of awards of stock options in relation to the disclosure of material nonpublic information. Following the Merger, we have not yet had sufficient time to develop a practice of standard timing of granting equity awards, but when we grant stock options our Board or applicable committee approving the grant will determine that there is not material nonpublic information that would be released on or near the date of grant. Although we granted stock options to Mr. Brasel on November 7, 2025, which was one business day after and within four business days prior to the filing of current reports on Form 8-K, we are unable to determine the impact of such reports on the price of our common stock because our shares are not publicly listed and therefore there is no readily ascertainable value of our common stock. However, we do not consider the information disclosed in such reports as likely to have had a material impact on the price of our common stock.

Benefits

During the fiscal year ended December 31, 2025, we provided benefits to our named executive officers on the same basis as our other employees, including medical, dental, vision, life and AD&D, and short- and long-term disability insurance, flexible spending accounts, vacation and paid holidays. Our named executive officers are also eligible to participate in our 401(k) plan.

Other than director and officer insurance coverage that we maintain for our directors and officers, the Company does not provide material executive-specific health and welfare benefits or perquisites. We also do not provide employees, including our named executive officers, any other retirement benefits, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans or nonqualified defined contribution plans.

Executive Compensation Arrangements

Each of the Company’s current named executive officers is an at-will employee, although we have provided Ms. Muller and Mr. Brasel with offer letters reflecting the key terms of their employment with us. The key terms of employment of each named executive officer, as in effect on December 31, 2025, are described below.

Chief Executive Officer — Elizabeth A. Muller

Ms. Muller’s employment is governed by an offer letter, effective December 9, 2025, pursuant to which she serves as the Company’s Chair, President, and Chief Executive Officer on an at-will basis. Ms. Muller receives an annual base salary of $475,000 and is eligible to receive an annual performance-based cash bonus with a target opportunity equal to 50% of her base salary.

In addition, Ms. Muller was granted equity awards consisting of (i) an option to purchase 183,150 shares of the Company’s common stock and (ii) 549,451 RSU’s, each of which vests monthly over a four-year period, subject to a one-year cliff and Ms. Muller’s continued service to the Company. The offer letter also provides that Ms. Muller is eligible to participate in the Company’s Executive Severance and Change in Control Policy, as described below. The terms of the offer letter were approved by the Company’s Compensation Committee.

Ms. Muller participates in the Company’s employee benefit programs on the same basis as other senior executives and is subject to the Company’s Proprietary Information & Intellectual Property Agreement.

Chief Technology Officer — Richard A. Muller

Dr. Muller serves as the Company’s Chief Technology Officer on an at-will basis. The Company has not entered into a written offer letter or employment agreement with Dr. Muller. He receives an annual base salary of $300,000 and is eligible for an annual performance-based cash bonus with a target opportunity equal to 30% of his base salary. His compensation, including any future adjustments or equity awards, is established from time to time by the board of directors and remains subject to approval by the Compensation Committee.

Dr. Muller participates in the Company’s employee benefit programs on the same basis as other senior executives and is subject to the Company’s Proprietary Information & Intellectual Property Agreement.

Chief Operating Officer — Michael Brasel

Mr. Brasel’s employment is governed by an offer letter, effective November 7, 2025, pursuant to which he serves as Chief Operating Officer on an at-will basis. Mr. Brasel receives an annual base salary of $300,000, subject to periodic review, and is eligible for an annual performance-based cash bonus with a target opportunity equal to 30% of his base salary.

In connection with his appointment, Mr. Brasel was granted an option to purchase 70,000 shares of the Company’s common stock at an exercise price equal to the fair market value on the date of grant, vesting over four years with a one-year cliff subject to Mr. Brasel’s continued service to the Company, and otherwise subject to the 2025 Plan and applicable award agreement.

Mr. Brasel participates in the Company’s employee benefit programs on the same basis as other senior executives and is subject to the Company’s Proprietary Information & Intellectual Property Agreement.

Separation Agreement

In connection with his cessation of employment during the fiscal year ended December 31, 2025, Legacy Deep Fission entered into a separation agreement with Mr. Thompson on September 4, 2025 (the “Separation Agreement”). Pursuant to the Separation Agreement, subject to Mr. Thompson releasing all claims against the Company, Legacy Deep Fission agreed, among other things, to pay Mr. Thompson a lump sum cash severance payment equal to three months of his base salary, less applicable payroll deductions and withholdings, to grant Mr. Thompson 72,753 fully vested shares of Legacy Deep Fission common stock, and to accelerate the vesting of 10,000 shares of previously granted Legacy Deep Fission common stock.

Potential Payments Upon Termination or Change in Control

The Compensation Committee adopted an Executive Severance and Change in Control Policy effective November 7, 2025. The policy provides severance protections for executive officers who are designated by the board of directors as eligible to participate; however, as of the date of this Annual Report on Form 10-K, Ms. Muller is the only executive officer designated as eligible to participate in the policy, and no executive officer is currently entitled to receive any benefits under the policy. Mr. Thompson’s separation was not governed by this policy.

The policy provides that, if an eligible executive’s employment is terminated by the Company without cause or the executive resigns for good reason, in each case, outside the context of a change in control of the Company, the executive would be eligible to receive severance benefits subject to the executive’s execution and non-revocation of a release of claims. These severance benefits include continued payment of base salary for six months, a pro-rated portion of the executive’s target annual bonus for the year of termination, and continued health-care coverage (or a cash equivalent) for up to six months. Unvested time-based equity awards would become vested with respect to the number of shares that would have vested had the executive remained employed for an additional six months, and performance-based equity awards would remain outstanding and eligible to vest in accordance with their original terms.

If an eligible executive’s employment is terminated by the Company without cause or the executive resigns for good reason, in each case, during the period beginning three months prior to a change in control and ending twelve months following the change in control, the policy provides enhanced severance benefits subject to the executive’s execution and non-revocation of a release of claims. In such circumstances, an eligible executive would receive a lump-sum payment equal to 18 months of base salary, a lump-sum payment equal to the executive’s annual target bonus, and continued health-care coverage (or a cash equivalent) for up to 18 months. Time-based equity awards would become fully vested, and performance-based equity awards would vest based on actual or target performance, as applicable under the policy and the terms of the governing award agreements.

The policy also includes a “best-net” cutback provision under Section 280G of the Code, pursuant to which parachute payments will be reduced only if doing so would result in a greater after-tax benefit to the executive. No tax gross-ups are provided.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2025, including unexercised stock options and unvested RSUs.

Mr. Jacobs resigned as an executive officer of the Company upon the closing of the Merger on September 5, 2025, and Mr. Thompson ceased employment on August 20, 2025. Neither Mr. Jacobs nor Mr. Thompson held any outstanding equity awards as of December 31, 2025, and accordingly, they are excluded from the table below.

			Option Awards			Stock Awards (1)
			Number of
			Securities					Market
			Underlying	Number of Securities			Number	Value of
			Unexercised	Underlying	Option		of Shares	Shares
			Options	Unexercised	Exercise	Option	That	That
			Exercisable	Options	Price	Expiration	Have Not	Have Not
Name	Grant Date		(#)	Unexercisable (#)	($)(2)	Date	Vested (#)	Vested ($)(3)
Elizabeth Muller	08/29/2025	(4)	304,387	507,312	$3.00	8/28/2035	—	—
	12/09/2025	(5)	—	6,000	$2.73	12/08/2035	—	—
	12/09/2025	(5)	—	183,150	$2.73	12/08/2035	—	—
	12/09/2025	(6)	—	—	—	—	549,451	$3,956,047

Richard Muller, Ph.D.	8/29/2025	(7)	311,153	338,210	$3.00	8/28/2035	—	—

Michael Brasel	07/25/2025	(8)	—	—	—	—	38,973	$280,607
	11/07/2025	(5)	—	70,000	$2.73	11/06/2035	—	—
(1)	Stock awards consist of RSUs granted under the 2025 Plan.
(2)	The exercise prices in this column represent the fair market value of a share of the Company’s common stock on the date of grant, as determined by the board of directors.
(3)	The market value of unvested stock awards is calculated based on the fair market value of the Company’s common stock on December 31, 2025, as determined by the board of directors.
(4)	The stock options are subject to a four-year vesting schedule, with 25% of the options vesting on June 1, 2025 and 1/48th of the options vesting monthly over the 36-month period thereafter, subject to the executive’s continued employment through each vesting date.
(5)	The stock options are subject to a four-year vesting schedule, with 25% of the options vesting on the first anniversary of the date of grant and 1/48th of the options vesting monthly over the 36-month period thereafter, subject to the executive’s continued employment through each vesting date.
(6)	The RSUs are subject to a four-year vesting schedule, with 25% of the RSUs vesting on the first anniversary of the date of grant and 1/48th of the RSUs vesting monthly over the 36-month period thereafter, subject to the executive’s continued employment through each vesting date.
(7)	The stock options are subject to a four-year vesting schedule, with 25% of the options vesting on January 1, 2025 and 1/48th of the options vesting monthly over the 36-month period thereafter, subject to the executive’s continued employment through each vesting date.
(8)	The RSUs are subject to a four-year vesting schedule, with 25% of the RSUs vesting on December 9, 2025 and 1/48th of the RSUs vesting monthly over the 36-month period thereafter, subject to the executive’s continued employment through each vesting date.

Legacy Deep Fission’s 2025 Equity Incentive Plan (Pre-Merger) and Outstanding Awards Thereunder

Pursuant to the Merger Agreement and upon the closing of the Merger, we assumed the options issued pursuant to the Pre-Merger 2025 Plan (the “Assumed Options”). The exercise price per share of each Assumed Option is equal to the exercise price of the option immediately prior to the Effective Time (rounded up to the nearest whole cent). Each Assumed Option shall be subject to the terms and conditions of the Pre-Merger 2025 Plan until such outstanding options are exercised or until they terminate or expire by their terms. No further awards shall be made under the Pre-Merger 2025 Plan, and Deep Fission’s board or a committee thereof has succeeded to the authority and responsibility of Legacy Deep Fission’s board of directors or any committee thereof with respect to each Assumed Option.

Our 2025 Equity Incentive Plan (Post-Merger)

Pursuant to the Merger Agreement and immediately prior to the closing of the Merger, we adopted the 2025 Plan, which provides for the issuance of incentive awards consisting of stock options, restricted stock awards, RSUs, stock appreciation rights, performance awards, cash awards and stock bonus awards. We have initially reserved 9,500,884 shares of the Company’s common stock for future issuances of incentive awards under the 2025 Plan at the discretion of our Board to officers, employees, consultants and directors. The number of shares reserved for issuance under our 2025 Plan will increase automatically on January 1 of each calendar year for a period of up to nine years, beginning on January 1, 2027 and continuing through and including January 1, 2035, in an amount equal to the lesser of (i) 5% of the shares of Common Stock outstanding on the last day of the immediately preceding calendar year, and (ii) such lesser amount as determined by the board of directors in its discretion.

Our 2025 Employee Stock Purchase Plan

Pursuant to the Merger and immediately prior to the closing of the Merger, we adopted our 2025 Employee Stock Purchase Plan (the “2025 ESPP”), which allows for eligible U.S. employees to purchase our common shares in a manner that may qualify for favorable tax treatment under Section 423 of the Code. The 2025 ESPP will also permit the grant of purchase rights that do not qualify for such favorable tax treatment in order to allow deviations necessary to permit participation by eligible employees who are foreign nationals or employed outside of the U.S. while complying with applicable foreign laws. We have initially reserved 1,000,000 shares of common stock for issuance under the 2025 ESPP. Shares issuable under the 2025 ESPP may be shares of authorized but unissued or reacquired common stock, including shares purchased by the Company on the open market. The number of shares of our common stock reserved for issuance under the 2025 ESPP will increase automatically on January 1 of each calendar year for a period of up to nine years, beginning on January 1, 2027 and continuing through and including January 1, 2035, in an amount equal to the lesser of (i) 1% of the total number of shares of our common stock outstanding on the last day of the immediately preceding calendar year, (ii) 2,000,000 shares and (iii) such lesser amount as determined by the board of directors in its discretion. As of the date hereof, no shares of our common stock have been purchased under the 2025 ESPP.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2026 by:

●	each of our named executive officers;
●	each of our directors;
●	all of our current directors and executive officers as a group; and
●	each person, or group of affiliated persons, who beneficially own more than 5% of our common stock.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

The percentage of shares beneficially owned is computed on the basis of 56,207,422 shares of common stock outstanding as of March 31, 2026. Shares of common stock that a person has the right to acquire within 60 days of March 31, 2026 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. Unless otherwise indicated, the address of each beneficial owner in the table below is 2001 Addison St., Suite 300, Berkeley, California 94704.

	Beneficial Ownership
Name of Beneficial Owner	Shares	Percentage
5% stockholders
Entities affiliated with 8VC(1)	4,666,630	8.30%
Mark Tompkins	3,158,333	5.62%
EE Holdings Limited(2)	3,066,667	5.46%
Directors and named executive officers
Jonathan Angell(3)	424,517	0.76%
Michael Brasel(4)	51,964	0.09%
Thomas S. Glanville	—	—%
Blake Janover	—	—%
Elizabeth Muller(5)	10,254,275	18.24%
Richard Muller(6)	5,588,746	9.94%
Leslie Goldman Tepper(7)	100,000	0.18%
Directors and executive officers as a group (10 persons)	16,610,037	29.55%

*Represents beneficial ownership of less than one percent of the outstanding shares of common stock.

(1)

Consists of (i) 65,319 shares of common stock held by 8VC Entrepreneurs Fund V, L.P. (“8VC Entrepreneurs”) and (ii) 4,601,311 shares of common stock held by 8VC Fund V, L.P. (“8VC” and, together with 8VC Entrepreneurs, the “8VC Entities”). 8VC GP V, LLC (“8VC GP V”), as general partner of each of the 8VC Entities, has sole voting and dispositive power with respect to the securities held by the 8VC Entities. Joe Lonsdale, in his capacity as the managing member of 8VC GP V, has sole voting and dispositive power with respect to the shares held by the 8VC Entities. Mr. Lonsdale and 8VC GP V disclaim beneficial ownership of the shares held by the 8VC Entities. The address of the principal business and office of each of the 8VC Entities is 907 South Congress Avenue, Austin, TX 78704.

(2)	The address for EE Holdings Limited is 3rd Floor, 44 Esplanade, St. Helier, Jersey, JE4 9WG.
(3)	Consists of (i) 324,517 shares of common stock owned by Mr. Angell and (ii) 100,000 shares of common stock issuable upon vesting of RSUs under the 2025 EIP within 60 days of March 31, 2026.
(4)	Consists of 51,964 shares of common stock owned by Mr. Brasel.
(5)

Consists of (i) 5,196,423 shares of common stock owned by Ms. Muller and (ii) 5,057,852 shares of common stock held by the Muller Family Trust (the “Muller Trust”). In her capacity as trustee of the Muller Trust, Ms. Muller controls the right to vote and dispose of the shares held by the Muller Trust and accordingly, may be deemed to beneficially own the shares held by the Muller Trust. Ms. Muller expressly disclaims beneficial ownership of all securities held by the Muller Trust except to the extent of her pecuniary interest therein.

(6)	Consists of (i) 5,196,423 shares of common stock and 365,266 options of common stock owned by Mr. Muller and (ii) 27,057 options of common stock issuable upon vesting within 60 days of March 31, 2026.
(7)	Consists of 100,000 shares of common stock issuable upon vesting of RSUs under the 2025 EIP within 60 days of March 31, 2026.

Equity Compensation Plan Information

The following table summarizes our equity compensation plan information as of December 31, 2025. Information is included for equity compensation plans approved by our stockholders. We do not have any equity compensation plans not approved by our stockholders.

Number of
Securities
Remaining
	Number of		Available for
	Securities to		Future
	be Issued		Issuance Under Equity
	Upon	Weighted	Compensation
	Exercise of	Average	Plans
	Outstanding	Exercise	(Excluding
	Options,	Price of	Securities
	Warrants and	Outstanding	Reflected in
	Rights	Options	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,619,410	$3.03	8,342,536
Equity compensation plans not approved by security holders	—	—	—
Total	3,619,410	$3.03	8,342,536
(1)	Includes 1,461,062 shares of common stock that may be issued under the Pre-Merger 2025 Plan, 9,500,884 shares of common stock that may be issued under the 2025 Plan, and 1,000,000 shares of common stock that may be issued under the 2025 ESPP.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Other than compensation arrangements for our directors and executive officers, which are described elsewhere in this Annual Report, below is a description of transactions since January 1, 2024 to which we, Legacy Deep Fission, and Surfside were a party or will be a party, in which:

•	The amounts involved exceeded or will exceed $120,000; and
•

Any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest.

Other than as described below, there have not been transactions to which we, Legacy Deep Fission or Surfside have been a party other than compensation arrangements, which are described under Item 11, “Executive Compensation”.

Legacy Deep Fission

Simple Agreement for Future Equity

In January 2024, Legacy Deep Fission issued to 8VC Fund V, L.P. and 8VC Entrepreneurs Fund V, L.P. SAFE Notes of $493,000 and $7,000, respectively. In May 2024, Legacy Deep Fission issued to 8VC Fund V, L.P. and 8VC Entrepreneurs Fund V, L.P. SAFE Notes of $986,000 and $14,000, respectively. In connection with the Merger, 8VC Fund V, L.P.’s and 8VC Entrepreneurs Fund V, L.P.’s SAFE Notes converted into 4,601,314 and 65,319 shares of common stock, respectively. As a result, 8VC Fund V, L.P. and 8VC Entrepreneurs Fund V, L.P. collectively hold 8.30% of our common stock as of March 31, 2026.

Deep Fission

Pre-Merger Indemnification Agreements

On the Merger Closing Date, we entered into indemnification agreements with our former executive officers and directors, pursuant to which we agreed to indemnify such former executive officers and directors for actions taken by them in their official capacities relating to the consideration, approval and consummation of the Merger and certain related transactions.

2025 Registration Rights Agreement

In connection with the Merger and the closing of the Private Placement, we entered into a registration rights agreement (the “2025 Registration Rights Agreement”) with each of the persons or entities who have purchased and/or are holding Registrable Shares (as defined below), as applicable, including Elizabeth Muller, President and Chief Executive Officer of the Company, Richard Muller, Chief Technology Officer of the Company, Michael Brasel, Chief Operating Officer of the Company, Mark Peres, Chief Nuclear Officer of the Company, William (Mark) Schmitz, Chief Financial Officer of the Company, Jonathon Angell, a director of the Company, Leslie Goldman Tepper, a director of the Company, Mark Tompkins, former director of Surfside and 5% or greater holder of our Company, Ian Jacobs, former director of Surfside, Malcolm Thompson, former Chief Operating Officer, 8VC Fund V, L.P and 8VC Entrepreneurs Fund V, L., collectively a 5% or greater holder of our Company, and EE Holdings Limited, a 5% or greater holder of our Company, pursuant to which we have agreed that promptly, but no later than 45 calendar days after the date of filing the Current Report on Form 8-K relating to the closing of the Merger, we will file, subject to customary exceptions, a registration statement, and cause such registration statement to become effective and remain effective, current and up-to-date for the applicable time period, with the SEC, covering sale, transfer or disposition of (i) the shares of our common stock issued in the Private Placement; (ii) the shares of our common stock issuable upon exercise of the warrants issued to each of the U.S. registered broker-dealers acting as placement agents in connection with the Private Placement; (iii) the shares of our common stock issued in exchange for all of the equity securities of Legacy Deep Fission that were outstanding immediately prior to the Closing; (iv) the Retained Pre-Merger Shares; and (v) the Advisor Shares ((i)-(v) collectively, the “Registrable Shares”), subject to the prior receipt by the Company of the selling stockholder information regarding the holders of the Registrable Shares required to be included in the registration statement under applicable SEC rules and regulations.

2026 Registration Rights Agreement

In connection with the closing of the 2026 Private Placement (as defined below), we entered into a registration rights agreement (the “2026 Registration Rights Agreement”) with each of the persons or entities who have purchased and/or are holding 2026 Registrable Shares (as defined below), as applicable, including Mark Tompkins, former director of Surfside and 5% or greater holder of our Company, Ian Jacobs, former director of Surfside, and EE Holdings Limited, a 5% or greater holder of our Company, pursuant to which we have agreed that promptly, but no later than 30 calendar days after the date of closing of the 2026 Private Placement, we will file, subject to customary exceptions, a registration statement, and cause such registration statement to become effective and remain effective, current and up-to-date for the applicable time period, with the SEC, covering sale, transfer or disposition of the shares of our common stock issued in the 2026 Private Placement and the shares of our common stock issuable upon exercise of the warrants issued to each of the U.S. registered broker-dealers acting as placement agents in connection with the 2026 Private Placement (collectively, the “2026 Registrable Shares”), subject to the prior receipt by the Company of the selling stockholder information regarding the holders of the 2026 Registrable Shares required to be included in the registration statement under applicable SEC rules and regulations.

Post-Merger Indemnification Agreements

On the Merger Closing Date, we entered into indemnification agreements with each of our current directors and executive officers. The indemnification agreements, together with our amended and restated certificate of incorporation and our amended and restated bylaws, require us to indemnify our directors and executive officers to the fullest extent not prohibited by Delaware General Corporate Law. Subject to very limited exceptions, our amended and restated bylaws also require us to advance expenses incurred by our directors and officers.

Lock-Up Agreements

In connection with the execution of the Merger Agreement, certain Legacy Deep Fission stockholders entered into lockup agreements with us, including Elizabeth Muller, President and Chief Executive Officer of the Company, Richard Muller, Chief Technology Officer of the Company, Michael Brasel, Chief Operating Officer of the Company, Mark Peres, Chief Nuclear Officer of the Company, William (Mark) Schmitz, Chief Financial Officer of the Company, Jonathon Angell, a director of the Company, and 8VC Fund V, L.P. and 8VC Entrepreneurs Fund V, L., collectively a 5% or greater holder of our Company, pursuant to which such stockholders agreed, subject to certain customary exceptions, to not transfer any shares of Common Stock held by them prior to the date that is the earliest of (x) six months following the listing of the Company’s common stock on a national securities exchange, and (y) the date following the Merger Closing Date on which the Company consummates a liquidation, merger, tender offer, or similar transaction resulting in all of its stockholders having the right to exchange their shares of common stock for cash, securities, or other property.

Participation in the Private Placement

On September 5, 2025, we and certain accredited and institutional investors entered into the Subscription Agreements pursuant to, and on the terms and subject to the conditions of which, such investors collectively subscribed for and agreed to purchase in the Private Placement an aggregate of 10,000,000 shares of common stock at a purchase price of $3.00 per share, resulting in an aggregate purchase price of $30,000,000.

Mark Tompkins, former director of Surfside and 5% or greater holder of our Company, subscribed to purchase 1,083,333 shares of common stock in the Private Placement for an aggregate purchase price of $3,250,000. Ian Jacobs, former director of Surfside, subscribed to purchase 50,000 shares of common stock in the Private Placement for an aggregate purchase price of $150,000. In addition, EE Holdings Limited, a 5% or greater holder of our Company, subscribed to purchase 2,866,667 shares of common stock in the Private Placement for an aggregate purchase price of $8,600,000.

Participation in the 2026 Private Placement

On February 5, 2026, we and certain accredited and institutional investors entered into subscription agreements that pursuant to, and on the terms and subject to the conditions of which, such investors collectively subscribed for and agreed to purchase an aggregate of 5,333,333 shares of common stock at a purchase price of $15.00 per share, resulting in an aggregate purchase price of $80,000,000 (the “2026 Private Placement”).

Mark Tompkins, former director of Surfside and 5% or greater holder of our Company, subscribed to purchase 200,000 shares of common stock in the 2026 Private Placement for an aggregate purchase price of $3,000,000. Ian Jacobs, a former director of Surfside, subscribed to purchase 10,000 shares of common stock in the 2026 Private Placement for an aggregate purchase price of $150,000. In addition, EE Holdings Limited, a 5% or greater holder of our Company, subscribed to purchase 200,000 shares of common stock in the 2026 Private Placement for an aggregate purchase price of $3,000,000.

Related Party Transactions Policy

We have adopted a written Related Person Transaction Policy to ensure that transactions between the Company and any related person are identified, reviewed, and approved or ratified in accordance with applicable securities laws, including Item 404 of Regulation S-K.

Under this policy, a “Related Person” includes any of our directors, director nominees, executive officers, beneficial owners of more than 5% of any class of our voting securities, their immediate family members, and any entity in which any such person has a direct or indirect material interest or controls 10% or more of the entity.

A “Related Person Transaction” is any transaction, arrangement, or relationship in which the Company is or will be a participant, the amount involved exceeds $40,000, and a Related Person has or will have a direct or indirect material interest. As a smaller reporting company, we use a $40,000 threshold because it reflects the “lesser of” standard under Item 404(d) of Regulation S-K, which for the Company is approximately 1% of the average total assets for the last two completed fiscal years.

The policy excludes transactions involving compensation approved by the board of directors or its committees, transactions broadly available to employees on similar terms, and situations where a Related Person’s interest arises solely from service as a director of another entity transacting with the Company.

Each director and executive officer must complete an annual questionnaire to assist in identifying potential Related Person Transactions, and all Related Persons are required to promptly notify the Company of any proposed transaction that may require review.

Before we enter into any Related Person Transaction, the related person (or an appropriate officer) must provide the Audit Committee with information regarding the proposed transaction, including its terms, purpose, and business rationale. The Audit Committee reviews each proposed transaction and considers, among other factors, whether the terms are fair to the Company, whether they are comparable to those available with unrelated third parties, the business purpose of the transaction, the materiality of the Related Person’s interest, the overall benefit to the Company, and whether the transaction could impair the independence of any director.

A Related Person Transaction will be approved only if the Audit Committee determines that it is fair to the Company and in the best interests of our stockholders. If the Company inadvertently enters into a Related Person Transaction without prior approval, the transaction must be submitted to the Audit Committee for prompt review and determination whether to ratify, amend, or terminate the arrangement.

All Related Person Transactions approved in accordance with this policy will be disclosed as required under Item 404 of Regulation S-K. The Audit Committee administers the policy and may adopt additional procedures or engage advisors as necessary.

Director Independence

Although our common stock is not listed on a national securities exchange, we evaluated the independence of our directors using the independence standards of the Nasdaq Stock Market (“Nasdaq”), which we follow voluntarily.

Following this review, our board of directors determined that:

●	Leslie Goldman Tepper, Blake E. Janover and Thomas S. Glanville are independent under Nasdaq independence standards.
●	Elizabeth A. Muller is not independent, due to her role as President and Chief Executive Officer.
●	Jonathon Angell is not independent under Nasdaq independence standards due to his prior service as an officer of the Company, although he qualifies as a non-employee director for purposes of Rule 16b-3.

In reaching these determinations, the board of directors considered information regarding each director’s professional and personal relationships, prior interactions with the Company, and beneficial ownership of Company securities.

ITEM 14. Principal Accounting Fees and Services

The following table sets forth the fees billed for the fiscal year ended December 31, 2024 by our former independent auditor, dbbmckennon, and for the fiscal years ended December 31, 2025 and 2024 by our current independent auditors, Grant Thornton, LLP. On February 27, 2026, Grant Thornton, LLP was appointed as the Company’s independent registered public accounting firm to audit the Company’s consolidated financial statements for the fiscal years ended December 31, 2024 and 2025.

	Year Ended December 31,
	2025	2024
Fees Billed(1)	Grant Thornton	dbbmckennon
Audit fees	$274,828	$92,624
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total fees	$274,828	$92,624

(1)	Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, review of quarterly financial statements, assistance with registrations statements filed with the SEC, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay any fees for consultations concerning financial accounting and reporting standards for the fiscal years ended December 31, 2025 and 2024.

Tax Fees

Tax fees include professional services rendered in connection with tax compliance and preparation of tax returns. We did not pay any fees for tax related fees for the fiscal years ended December 31, 2025 and 2024.

All Other Fees

All other fees relate to professional services are not included in the categories above. We did not pay any other fees for the fiscal years ended December 31, 2025 and 2024.

Procedures For Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

Our audit committee was formed on November 7, 2025, after the consummation of the Merger. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. The board of directors adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax, and other permissible non-audit services that may be provided by the independent auditors. The policy identifies the guiding principles that must be considered by the audit committee in approving services to ensure that the auditors’ independence is not impaired. Under the policy, the audit committee annually, and from time to time, pre-approves the audit engagement fees and terms of all audit and permitted non-audit services to be provided by the independent auditors. The audit committee has determined that all services performed by dbbmckennon were compatible with maintaining the independence of the firms.

PART IV

ITEM 15. Exhibits and Financial Statements Schedules

(a)	The following documents are filed as part of this Annual Report:
(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Annual Report.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov. The information contained on, or accessible through, the SEC’s website is not incorporated by reference into this Annual Report, and the references to the SEC’s website are intended to be inactive textual references only.

ITEM 16. Form 10-K Summary.

Not applicable.

DEEP FISSION, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Deep Fission, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Deep Fission, Inc. (a Delaware corporation) and subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Restatement of prior period financial statements

As discussed in Note 2, the 2024 consolidated financial statements have been restated to correct misstatements.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $61.0 million during the year ended December 31, 2025, and as of that date, had an accumulated deficit of $66.7 million. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2026.

Dallas, Texas

April 15, 2026

Item 1. Consolidated Financial Statements

DEEP FISSION, INC.

Consolidated Balance Sheets

	December 31,
	2025	2024
		(As Restated)
ASSETS

Current assets
Cash and cash equivalents	$23,719,422	$6,728,895
Prepaid expenses and other current assets	713,154	32,113
SAFE note subscription receivable	—	100,000
Total current assets	24,432,576	6,861,008

Property and equipment, net	37,102	1,993
Long term prepaid expenses	221,407	—

Total assets	24,691,085	$6,863,001

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	538,270	$94,797
Accrued expenses	185,164	31,777
Accrued compensation	25,031	34,863
RSU liability award	1,655,507	—
Total current liabilities	2,403,972	161,437

SAFE notes	—	10,783,385
Total liabilities	2,403,972	10,944,822

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit)
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 51,099,089 and 16,320,839 shares issued and outstanding as of December 31, 2025 and 2024, respectively	5,110	1,632
Additional paid-in capital	89,009,102	1,640,692

Accumulated deficit	(66,727,099)	(5,724,145)

Total stockholders’ equity (deficit)	22,287,113	(4,081,821)

Total liabilities and stockholders’ equity (deficit)	24,691,085	$6,863,001

The accompanying notes are an integral part of these consolidated financial statements.

DEEP FISSION, INC.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2025	2024
		(As Restated)
Operating expenses
General and administrative expenses	$14,766,607	$3,441,820
Research and development expenses	6,617,562	661,183
Operating expenses	21,384,169	4,103,003
Operating loss	(21,384,169)	(4,103,003)

Other non-operating income (expense)
Interest income	210,987	20,331
Change in fair value of SAFE Notes	(39,834,049)	(1,631,446)
Other income	4,277	749
Total non-operating expense	(39,618,785)	(1,610,366)

Net loss	$(61,002,954)	$(5,713,369)

Basic and diluted weighted average shares outstanding of common stock	25,332,277	10,037,251

Basic and diluted net loss per share of common stock	$(2.41)	$(0.57)

The accompanying notes are an integral part of these consolidated financial statements.

DEEP FISSION, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2023 (As Restated)	7,434,955	$743	$470,295	$(10,776)	$460,262
Stock-based compensation - restricted stock	8,885,884	889	(889)	—	—
Issuance of restricted stock awards	—	—	1,171,286	—	1,171,286
Net loss	—	—	—	(5,713,369)	(5,713,369)
Balance at December 31, 2024 (As Restated)	16,320,839	1,632	1,640,692	(5,724,145)	(4,081,821)
Stock-based compensation	—	—	6,769,296	—	6,769,296
Issuance of restricted stock awards	3,010,401	301	797	—	1,098
Issuance of common stock upon conversion of SAFE Notes	19,601,182	1,960	53,509,274	—	53,511,234
Issuance of common stock to PIPE investors	10,000,000	1,000	29,999,000	—	30,000,000
Offering costs	—	—	(2,909,740)	—	(2,909,740)
Issuance of placement agent warrants (equity component)	—	—	948,639	—	948,639
Issuance costs – placement agent warrants (non-cash)	—	—	(948,639)	—	(948,639)
Issuance of common stock to new shareholders upon merger	2,166,667	217	(217)	—	—
Net loss	—	—	—	(61,002,954)	(61,002,954)
Balance at December 31, 2025	51,099,089	$5,110	$89,009,102	$(66,727,099)	$22,287,113

The accompanying notes are an integral part of these consolidated financial statements.

DEEP FISSION, INC.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2025	2024
		(As Restated)
Cash flows from operating activities:
Net loss	$(61,002,954)	$(5,713,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,327	664
Change in fair value of SAFE notes	39,834,049	1,631,446
Stock-based compensation	8,424,803	1,171,287
Changes in operating assets and liabilities:
Prepaid expenses	(902,448)	(32,113)
Accounts payable	443,473	75,803
Accrued expenses	153,387	31,777
Accrued compensation	(9,832)	34,863
Net cash used in operating activities	(13,051,195)	(2,799,642)

Cash flows from investing activities:
Purchases of property and equipment	(43,436)	(2,657)
Net cash used in investing activities	(43,436)	(2,657)

Cash flows from financing activities:
Proceeds from exercise of restricted stock awards	1,098	5,392
Proceeds from SAFE notes	2,993,800	8,590,000
Proceeds from private placement	30,000,000	—
Offering costs paid	(2,909,740)	—
Payment of related party loan	—	(10,000)
Net cash provided by financing activities	30,085,158	8,585,392

Net increase in cash and cash equivalents	16,990,527	5,783,093

Cash and cash equivalents, beginning of the year	6,728,895	945,802
Cash and cash equivalents, end of the year	$23,719,422	$6,728,895

Supplemental cash flow information:
Subscription of SAFE notes	$—	$110,000
Conversion of SAFE Notes into common stock	$53,511,234	$—

The accompanying notes are an integral part of these consolidated financial statements.

Note 1: Description of Business and Basis of Presentation

Organization

Deep Fission, Inc. (“Deep Fission” or the “Company”) was incorporated on July 17, 2023, under the laws of the state of Delaware.

Surfside Acquisition Inc. (“Surfside”) was incorporated in the State of Delaware on December 10, 2021. Prior to the Merger (as defined below), Surfside was a “shell company” (as defined in Rule 12b-2 under Securities Exchange Act of 1934, as amended (the “Exchange Act”)). On September 5, 2025, Surfside completed a merger (the “Merger”) with Deep Fission Nuclear, Inc. (formerly known as Deep Fission, Inc.), a private Delaware corporation (“Legacy Deep Fission”), pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), under which a wholly owned subsidiary of Surfside merged with and into Legacy Deep Fission, with Legacy Deep Fission continuing as the surviving corporation and becoming a wholly owned subsidiary of Surfside. In connection with the transaction, Surfside changed its name to Deep Fission, Inc. For financial reporting purposes, the transaction was treated as a recapitalization and reverse acquisition, with Legacy Deep Fission considered the accounting acquirer. See below, Recapitalization, for the accounting of the Merger.

Following the consummation of the Merger, the business previously conducted by Legacy Deep Fission became the business conducted by the Company. The Company’s headquarters are located in Berkeley, California.

Operations

The Company is a nuclear energy technology company developing a small modular reactor based on established pressurized water reactor technology, with novel emplacement in deep boreholes approximately one mile below the Earth’s surface. The Company is currently participating in the U.S. Department of Energy (“DOE”) Reactor Pilot Program, and we expect to demonstrate our system as part of the DOE Reactor Pilot Program.

Deep Fission’s current activities include reactor development, geological evaluation, large-diameter borehole drilling research and development, geothermal testing, safety analysis, regulatory engagement, site development, and commercialization planning.

Basis of Presentation

The accompanying consolidated financial statements for the years ended December 31, 2025 and 2024 have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the results of the Company and its wholly owned or controlled subsidiary. All intercompany transactions and balances have been eliminated during consolidation.

For accounting purposes, the Merger was treated as a reverse recapitalization outside the scope of ASC 805 (see Organization above and Recapitalization below), with Legacy Deep Fission considered the accounting acquirer and the Company (formerly Surfside Acquisition Inc.) considered the legal acquirer. Accordingly, these consolidated financial statements represent a continuation of the financial statements of Legacy Deep Fission, with the Merger reflected as the equivalent of Legacy Deep Fission issuing shares for the net assets of Surfside, accompanied by a recapitalization.

All periods prior to the Merger reflect the historical financial position, results of operations, and cash flows of Legacy Deep Fission. The consolidated financial statements are presented in the name of the legal parent; however, they represent the historical operations of Legacy Deep Fission.

The number of shares and corresponding capital amounts and earnings per share, where applicable, have been retroactively restated to reflect the Common Share Conversion Ratio established in connection with the Merger. No goodwill or other intangible assets were recorded as a result of the transaction.

Liquidity and Going Concern

As of December 31, 2025 and 2024, the Company’s cash and cash equivalents were $23,719,422 and $6,728,895, respectively. The Company continues to incur significant operating losses. For the years ended December 31, 2025 and 2024, the Company had a net loss of $61,002,954 and $5,713,369, respectively, and net cash used in operating activities of $13,051,195 and $2,799,642, respectively. As of December 31, 2025 and 2024, the Company had accumulated deficits of $66,727,099 and $5,724,145, respectively. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products and services. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to establish a source of revenue and raise additional capital to fund its operations.

The Company plans to access capital resources through possible public or private equity issuances, debt financings, corporate collaborations, and other means. The Company has historically been able to raise capital through equity and equity-linked instruments, such as Simple Agreements for Future Equity (“SAFE Notes”) and private placement equity issuances, although no assurance can be provided that it will continue to be successful in raising capital in the future. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, there is no assurance that the Company will be able to complete additional financing in a timely manner.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern due to the inability to obtain adequate financing in the future.

Recapitalization

As described above, Legacy Deep Fission continued as the surviving corporation and became the Company’s wholly owned subsidiary following the Merger. The Merger was accounted for as a reverse recapitalization and Legacy Deep Fission was considered the accounting acquirer for financial reporting purposes. This determination was based on the facts that, immediately following the Merger:

●	the assets of Legacy Deep Fission represented a significant majority of the assets of the combined company;
●	Legacy Deep Fission stockholders have a majority of the voting power of the combined company;
●	Legacy Deep Fission designated the entire governing body of the combined company;
●	the executive officers of the combined company immediately after the closing of the Merger are the same individuals as those of Legacy Deep Fission immediately prior to the closing of the Merger; and
●	Legacy Deep Fission’s operations comprise the ongoing operations of the combined company.

At the effective time of the Merger, each outstanding share of Legacy Deep Fission capital stock (after giving effect to the conversion of all SAFE Notes of Legacy Deep Fission into shares of Legacy Deep Fission common stock) was converted into the right to receive 17.32141 shares of the Company’s common stock, rounded to the nearest whole share (“Common Share Conversion Ratio”). Accordingly, all share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Common Share Conversion Ratio. There was no effect on the number of shares of common stock or preferred stock authorized for issuance under the Company’s amended and restated certificate of incorporation or the par value of such securities. On September 5, 2025, we issued 85,000 shares of our common stock to an accredited investor (the “Advisor”) in consideration for services rendered in connection with the Merger.

On September 5, 2025, the Company issued an aggregate of 10,000,000 shares of its common stock at a purchase price of $3.00 per share in a private placement (the “Private Placement”) to certain accredited and institutional investors for aggregate gross consideration of $30.0 million. The Company also issued warrants issued to each of the U.S. registered broker-dealers acting as placement agents in connection with the Private Placement representing the right to acquire, on the terms set forth therein, 586,666 shares of its common stock.

Total Legacy Deep Fission shares outstanding prior to Merger	38,538,922
Shares issued to Surfside shareholders	2,166,667
Shares issued to Advisor	85,000
Shares issued to Private Placement	10,000,000
Total shares outstanding immediately following the Merger	50,790,589

Note 2: Restatement of Previously Issued Consolidated Financial Statements

In connection with the preparation of the Company’s consolidated financial statements as of and for the fiscal year ended December 31, 2025, the Company discovered errors relating to certain inputs and assumptions used in the valuation models for the Company’s SAFE Notes and stock-based compensation expense, which were used to record the fair value of the SAFE Notes and stock-based compensation expense for various equity agreements. The errors resulted in an overstatement of the fair value of SAFE Notes and an understatement of stock-based compensation expense.

As previously announced in the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2026, on April 9, 2026, the Audit Committee of the Company’s board of directors, in consultation with management, concluded that the audited consolidated financial statements for the fiscal year ended December 31, 2024 and for the period from July 17, 2023 (inception) through December 31, 2023, and the unaudited condensed consolidated financial statements for the six month periods ended June 30, 2024 and 2025, and the three- and nine-month periods ended September 30, 2024 and 2025 of the Company could no longer be relied upon as a result of the misstatement.

Furthermore, the misstatement was evaluated under both rollover and iron curtain methods in accordance with ASC 250, and determined to be quantitatively material to certain previously issued financial statements of the Company and as a result, the Company has restated its consolidated financial statements for the periods presented herein. The restatement includes adjustments to SAFE notes, stock-based compensation expense, net loss, and net loss per share.

The misstatement had no material impact on reported cash flows during the period, as the valuations pertained to non-cash transactions.

Although management did not conduct a formal assessment of internal control over financial reporting in accordance with Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Corporation Finance Interpretations, as a result of the misstatement and the related restatement, the Company identified material weaknesses in its internal control over financial reporting, which caused its management to conclude that the Company did not maintain effective internal control over financial reporting as of December 31, 2024 and 2025 due to lack of formal controls and standardized procedures related to financial reporting and historical equity accounting processes.

The impacts of the restatement are summarized below:

Consolidated Balance Sheet – As of January 1, 2024

	As Previously Reported	Adjustment	As Restated
Liabilities
SAFE Notes	$2,047,000	$(1,085,061)	$961,939
Total liabilities	$2,075,994	$(1,085,061)	$990,933
Total stockholders’ equity (deficit)	$(630,192)	$1,085,061	$454,869

Consolidated Balance Sheet – As of December 31, 2024

	As Previously Reported	Adjustment	As Restated
SAFE Notes subscription receivable	$110,000	(10,000)	$100,000
Total assets	$6,873,001	$(10,000)	$6,863,001
Liabilities
SAFE Notes	$15,224,665	$(4,441,280)	$10,783,385
Total liabilities	$15,386,102	$(4,441,280)	$10,944,822
Total stockholders’ deficit	$(8,513,101)	$4,431,280	$(4,081,821)

Consolidated Statement of Operations – For the year ended December 31, 2024

	As Previously Reported	Adjustment	As Restated
Operating expenses:
General and administrative expenses	$2,419,009	$1,022,811	$3,441,820
Research and development expenses	$643,642	$17,541	$661,183
Other non-operating income (expense):
Change in fair value of SAFE Notes	$(4,987,665)	$3,356,219	$(1,631,446)
Net loss	$(8,029,236)	$2,315,867	$(5,713,369)
Basic and diluted weighted average shares outstanding of common stock	13,877,567	(3,840,316)	10,037,251
Basic and diluted net loss per share of common stock	$(0.58)	$0.01	$(0.57)

Consolidated Statement of Stockholders’ Equity (Deficit) for the year ended December 31, 2024

	As Previously Reported	Adjustment	As Restated
Balance at December 31, 2023	$(630,235)	$1,090,496	$460,261
Stock-based compensation	146,327	1,024,960	1,171,287
Net loss	(8,029,236)	2,315,867	(5,713,369)
Balance at December 31, 2024	$(8,513,101)	$4,431,280	$(4,081,821)

Consolidated Statement of Cash Flows for the year ended December 31, 2024

	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(8,029,236)	$2,315,867	$(5,713,369)
Change in fair value of SAFE Notes	4,987,665	(3,356,219)	1,631,446
Stock-based compensation	140,935	1,030,352	1,171,287

All referenced amounts for prior period in these financial statements and the notes herein reflect the balances and amounts on a restated basis.

Note 3: Summary of Significant Accounting Policies

The accompanying consolidated financial statements reflect the application of the accounting policies described in this note.

Segments

In accordance with criteria under ASC 280, Segment Reporting, which establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers, the Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer. The Company’s CODM reviews results to assess performance, make decisions, and allocate operating and capital resources of the Company as a whole. The CODM has made decisions and assessed performance at the Company level as one segment. The CODM does not distinguish its principal business activities for the purpose of internal reporting and uses net loss, consistent with what is presented in the statement of operations, to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly by comparing the actual results with historical budgets.

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results may differ from these estimates.

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

The Company’s cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the short-term nature of these assets and liabilities. The Company’s SAFE Notes (see Note 6) and RSU liability (see Note 8) were carried at fair value and classified as Level 3 liabilities.

		Fair Value Measurements at December 31, 2025
	Fair Value Total	Level 1	Level 2	Level 3
RSU liability	$1,655,507	$—	$—	$1,655,507

		Fair Value Measurements at December 31, 2024
	Fair Value Total	Level 1	Level 2	Level 3
SAFE Notes	$10,783,385	$—	$—	$10,783,385

Cash and Cash Equivalents

The Company maintains deposits in financial institutions that at times exceed the insured amounts provided by the Federal Deposit Insurance Corporation (“FDIC”). As of December 31, 2025 and 2024, the amount of cash exceeding the FDIC insurance limit was $23,219,422 and $6,228,584. The Company believes it is not exposed to any significant credit risk to cash. Money market funds and other short-term investments with an original maturity of three months or less are considered cash equivalents.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance which do not extend the useful lives of the assets are charged to operations as incurred.

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of those assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future undiscounted cash flows be less than the carrying value, the Company would determine the amount of and recognize an impairment loss at that time in accordance with the guidance. No impairment loss was recognized during the years ended December 31, 2025 and 2024. The estimated useful lives of the Company’s property and equipment are as follows:

Useful Life
Equipment	3 years

SAFE Notes

The Company issued SAFE Notes in exchange for cash financing during the years ended December 31, 2025 and 2024. The Company accounted for its SAFE Notes as derivatives under ASC 815, Derivatives and Hedging, and presented them as long-term liabilities in the accompanying consolidated balance sheets. Changes in the fair value of the SAFE Notes were recorded in earnings.

Immediately upon the effectiveness of the Merger on September 5, 2025, the SAFE Notes were converted into shares of the Company’s common stock (see Note 5).

Research and Development Expenses

Research and development (“R&D”) expenses primarily represent costs incurred to develop the Company’s technology. These costs consist of personnel costs, including salaries, employee benefit costs, bonuses and stock-based compensation expenses, software costs, computing costs, hardware and experimental supplies, and expenses for outside engineering contractors for analytical work and consulting costs. The Company expenses all R&D costs in the periods in which they are incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation. The Company classifies awards as either equity-classified or liability-classified based on the terms of the award. Equity-classified awards are measured at the grant-date fair value and recognized as compensation expense over the requisite service period, which is generally the vesting period. Equity-classified awards are not subsequently remeasured. Liability-classified awards are measured at fair value at each reporting date until settlement, with changes in fair value recognized as compensation expense in the period of change. Compensation cost for liability-classified awards is recognized over the requisite service period based on the fair value of the award at each reporting date.

The Company classifies stock-based compensation expense in its statement of operations in the same line items in which the award recipient’s cash and other compensation costs are classified.

Net Loss Per Common Share

The Company calculates basic net loss per common share in accordance with ASC 260, Earnings Per Share, based on the weighted-average number of outstanding common shares during the fiscal period. Diluted loss per common share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. The calculation of diluted net loss does not consider the effect of the warrants to purchase an aggregate of 586,666 common stock with exercise contingent on future events, stock options to purchase an aggregate of 2,325,059 common stock, and unvested RSUs of 669,451, because their inclusion would be anti-dilutive under the treasury stock method. In periods where potentially dilutive securities are anti-dilutive, such amounts are excluded from the calculations of diluted earnings (loss) per share. All potentially dilutive securities are anti-dilutive for the years ended December 31, 2025 and 2024. For the year ended December 31, 2024, the Company had SAFE Notes, the conversion of which would have been anti-dilutive.

Income Tax (Provision) Benefit

The Company accounts for income taxes in accordance with ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which those temporary differences are expected to reverse.

The Company evaluates the realizability of its deferred tax assets and establishes a valuation allowance when it is more likely than not that some or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, the Company considers all available positive and negative evidence, including historical operating results, future taxable income, and the reversal of existing taxable temporary differences.

The Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained upon examination by the relevant taxing authorities. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

New Accounting Pronouncements

Effective January 1, 2025, the Company adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which enhances income tax disclosures, including expanded requirements for the rate reconciliation and disaggregation of income taxes paid. The adoption of ASU 2023-09 primarily impacts the presentation and disclosure of income taxes in the Company’s consolidated financial statements beginning in 2025. The adoption did not affect the measurement of the Company’s income tax provision.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements”, to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC’s regulations. The amendments in ASU 2023-06 will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. Adoption is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03,’-” Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures” as an update to ASC Topic 220-40, which will be effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 was issued to improve the disclosures about a public business entity’s expenses and address requests from investors for more disaggregated disclosures about the types of expenses (including employee compensation, depreciation, and amortization) in commonly presented expense captions (such as general and administrative expenses). In January 2025, the FASB also issued ASU 2025-01 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” to clarify the effective date provisions of ASU 2024-03 related to expense disaggregation disclosures. The Company is currently evaluating the impact of ASU 2024-03 and ASU 2025-01 on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04 “Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer”, which clarifies the accounting for share based consideration payable to a customer, including classification and measurement guidance, to reduce diversity in practice. The amendments are effective for fiscal years, including interim periods, beginning after December 15, 2026, with early adoption permitted. The Company is currently assessing the impact of adopting ASU 2025-04 on its consolidated financial statements but does not expect a material impact.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements”. The amendments clarify the applicability of the interim reporting guidance in Topic 270, improve the navigability of the interim reporting requirements, and provide a more comprehensive framework for interim disclosures, including a principle that entities disclose events and changes since the last annual reporting period that have a material effect on the entity. ASU 2025-11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, and for all other entities for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its interim financial statements and related disclosures.

The Company does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 4: Property and Equipment

Property and equipment consisted of the following:

	December 31,	December 31,
	2025	2024
Equipment	$46,094	$2,657

Less: accumulated depreciation	(8,992)	(664)

Equipment, net	$37,102	$1,993

Depreciation expense for the years ended December 31, 2025 and 2024 totaled $8,327 and $664, respectively.

Note 5: SAFE Notes

During the years ended December 31, 2025 and 2024, the Company issued SAFE Notes in exchange for aggregate amounts of $2,893,800 and $8,190,000, respectively. For the year ended December 31, 2025, the Company received total cash proceeds of $2,993,800, consisting of $2,893,800 of cash from the issuance of SAFE Notes during the period and $100,000 of cash received from the subscription of a SAFE Note. For the year ended December 31, 2024, the Company received total cash proceeds of $8,590,000, with $8,190,000 cash from the issuance of SAFE Notes during the period and $400,000 of cash received from the subscription of a SAFE Note. As of December 31, 2024, the estimated fair value of the SAFE Notes totaled $10,783,385.

Prior to completion of the Merger, each SAFE Note holder gave consent to convert into shares of the Company’s common stock at the valuation cap reflected in each SAFE Note. In connection with the Merger, all SAFE Notes converted into 19,601,182 shares of the Company’s common stock, and the Company recorded a loss from the change in fair value on the date of conversion of approximately $39,834,049 (see Note 6).

Note 6: Fair Value Measurements

The following is a description of the valuation methodology and significant inputs used for each asset and liability measured at fair value on a recurring or nonrecurring basis, as well as the classification of the asset or liability within the fair value hierarchy.

The Company’s SAFE Notes were recorded at fair value on the consolidated balance sheets. The fair value of the Company’s SAFE Notes was based on significant inputs not observable in the market which cause the instrument to be classified as a Level 3 measurement with the fair value hierarchy. The valuation used weighted average probabilities estimated by management considering pay-offs under various scenarios as follows: (i) an equity financing where the SAFE Notes would convert into certain preferred stock; (ii) a liquidity event (change of control or initial public offering) where the SAFE Note holders would have an option to receive either a cash payment equal to the invested amount under such SAFE Note, or a number of shares of preferred stock equal to the invested amount divided by the liquidity price; and (iii) a dissolution event where the SAFE Note holders would have been entitled to receive a portion of the related proceeds equal to the purchase amount. Management estimated that equity financing or liquidity events were the predominant settlement scenarios at each period end. The Company determined the fair value of the SAFE Notes under the Monte Carlo simulation method which was used to estimate the future market value of invested capital (“MVIC”) of the Company at an equity financing event and the expected payment to the SAFE Note holders at each simulated MVIC value. The Company believed these assumptions would be made by a market participant in estimating the valuation of the SAFE Notes. The Company assessed these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates was obtained while the SAFE Notes were outstanding. The determination of fair value for the Company’s SAFE Notes required significant judgment and the use of estimates. Additionally, the valuation scenarios described above reflected the original contractual terms of the SAFE Notes and anticipated early-stage financing structures. However, the Company completed the Merger with a concurrent issuance of common stock, and in connection with the Merger, the Company obtained consent from all holders of the SAFE Notes to convert their SAFE Notes into common stock rather than preferred stock. Changes in the fair value of the SAFE Notes were recognized on the consolidated statements of operations until their conversion to common stock occurred upon the Merger on September 5, 2025.

The key assumptions used in the Monte Carlo simulation are presented in the table below:

December 31,
2024
Asset volatility(1)	90 - 95%
Risk-free rate(2)	4.08 - 4.23%
Expected term(3)	12 - 48 months

(1)Volatility was based on implied and historical volatility of the share price of peer companies.

(2)Risk-free rate based on the U.S. Treasury yield in effect at the time of SAFE Notes consistent with the expected term.

(3)The simulation considered 1–2 year term for equity event and 3.5 and 4-year term for liquidity event.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2025 and 2024:

	Year Ended
	December 31,	December 31,
	2025	2024
Beginning balance	$10,783,385	$961,939
SAFE Notes issued during the period	$2,893,800	$8,190,000
Change in fair value during the period	$39,834,049	$1,631,446
Conversion of SAFE Notes to common stock	$(53,511,234)	$—
Ending balance	$—	$10,783,385

Note 7: Commitments and Contingencies

In the normal course of business, the Company may be subject to contingencies, including litigation, investigations, claims and other legal proceedings, including those arising in the ordinary course of business. The Company recognizes a liability for such contingency if it determines it is probable that a loss has occurred and a reasonable estimate of the loss can be made. The Company may consider many factors in making these assessments including historical and the specific facts and circumstances of each matter. The Company has not had any litigation, investigations, claims or other legal proceedings for which it should recognize a liability. As such, the Company has not recorded any liability for these in the consolidated financial statements.

Note 8: Stockholders’ Equity (Deficit)

Common Stock

As of December 31, 2025, the Company had 300,000,000 shares of common stock authorized. Each share of its common stock has a par value of $0.0001 as of December 31, 2025.

The September 5, 2025 Private Placement

Concurrently with the consummation of the Merger, the Company also issued and sold 10,000,000 shares of our common stock in the Private Placement to certain accredited and institutional investors at a purchase price of $3.00 per share. The Company incurred offering costs of $2,909,740 in connection with the Private Placement, which were recorded as a reduction of the gross proceeds and recognized as a reduction to additional paid-in capital within stockholders’ equity.

Warrants

On September 5, 2025, the Company issued warrants to purchase an aggregate of 586,666 shares of its common stock, subject to customary anti-dilution adjustments for stock splits, stock dividends, and similar events, at an exercise price of $3.00 per share to placement agents in connection with the closing of the Private Placement (the “Placement Agent Warrants”). The Placement Agent Warrants expire on the earlier of (i) five years after the Merger Closing Date and (ii) three years after the Company’s shares of common stock are listed on a national securities exchange. The Warrants are indexed to the Company’s own stock and do not permit net cash settlement under circumstances outside the Company’s control, and thus were accounted for as equity-classified instruments in accordance with ASC 718 Compensation - Stock Compensation and ASC 815-40 Contracts in Entity’s Own Equity. The Warrants were measured at their grant-date fair value $1.617 per warrant share, using a Black-Scholes valuation model. The total fair value of $948,639 was recorded as an equity issuance cost and reflected as a reduction to additional paid-in capital, with a corresponding increase to additional paid-in capital for the warrant equity, resulting in no net impact to total stockholders’ equity.

Equity Incentive Plans

On August 29, 2025, the board of directors of Legacy Deep Fission approved the 2025 Equity Incentive Plan (the “Pre-Merger Equity Plan”), which permitted the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), restricted stock unit awards (“RSUs”), and other stock awards to employees, directors and consultants of Legacy Deep Fission. Subject to certain capitalization adjustments described in the Pre-Merger Equity Plan, the maximum aggregate number of shares of common stock that was issuable pursuant to the Pre-Merger Equity Plan was 84,351 shares. As of the effective date of the Merger, all outstanding options to purchase shares of Legacy Deep Fission common stock were converted into options to purchase shares of the Company’s common stock. Following the effective date of the Merger, no additional equity awards were permitted to be granted under the Pre-Merger Equity Plan; however, the Pre-Merger Equity Plan will continue to govern the terms and conditions of all outstanding equity awards previously granted under the Pre-Merger Equity Plan.

Awards granted prior to the Pre-Merger Equity Incentive Plan were approved by the board of directors and consisted of RSAs, with service-based vesting terms ranging from immediate vesting to four years.

On September 5, 2025, in connection with the Merger, the board of directors and the stockholders of the Company approved the 2025 Equity Incentive Plan (the “2025 Plan”), which permits the grant of ISOs, NSOs, SARs, RSAs, RSUs, performance awards, and other awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. The Company initially reserved 9,500,884 shares of common stock (the “Share Reserve”) for the issuance of awards under the 2025 Plan. The Share Reserve will automatically increase on January 1 of each year for a period of up to nine years commencing on January 1, 2027 and ending on (and including) January 1, 2035, in an amount equal to five percent (5%) of the total number of shares of common stock outstanding on December 31 of the preceding year; provided, however, that the board of directors may act prior to January 1 of a given year to limit the increase for such year to a lesser number of shares of common stock.

In the event of any merger, reorganization, recapitalization, reincorporation, or other such transaction as defined in the 2025 Plan (a “Capitalization Adjustment”), the board of directors is allowed to proportionately adjust the classes and maximum number of shares of common stock subject to the 2025 Plan and the maximum number of shares by which the Share Reserve may annually increase; the classes and maximum number of shares that may be issued pursuant to the exercise of ISOs; and the classes and number of securities and exercise price, strike price or purchase price of common stock subject to outstanding equity awards. No fractional shares or rights for fractional shares of common stock shall be issued under the 2025 Plan.

RSAs, RSUs, and Stock Options

During the years ended December 31, 2025 and 2024, the Company’s board of directors approved the issuances of RSAs, RSUs, and Stock Options to employees, officers, directors, and consultants. Stock-based compensation expense is measured based on the fair value of awards in accordance with ASC 718, Compensation - Stock Compensation. Equity-classified awards are measured at grant-date fair value and are not subsequently remeasured. Liability-classified awards are remeasured at fair value at each reporting date until settlement, with changes in fair value recognized in stock-based compensation expense. The cost of stock-based compensation is recognized over the requisite service period, which is generally the vesting period of the respective award. Grants ranged from immediate vesting to over four years. The determination of fair value requires significant judgment and the use of estimates as the Company does not have an observable stock price. Prior to the Company having an observable transaction for the sale of common stock, the Company estimated the fair value of common stock using invested capital multiple and discounted present value to arrive at equity available for common shareholders. Upon the Private Placement described above, the Company estimated the fair value of common stock using the price per share of the Private Placement, with a de-minimis discount for lack of marketability as the Company’s common stock does not trade in an active market. For restricted common stock awards, shares are issued concurrently with the issuance of restricted common stock.

A summary of the restricted common stock award activity during the year ended December 31, 2025, is as follows:

	Restricted Common Stock
		Weighted
	Number of	Average
	Shares	Fair Value
Unvested as of December 31, 2024	2,810,659	$0.10
Granted	2,848,936	2.29
Vested	(2,802,246)	1.59
Forfeited/ cancelled	(151,926)	0.14
Unvested as of December 31, 2025	2,705,423	$0.76

A summary of the RSU activity during the year ended December 31, 2025, is as follows:

	Restricted Stock Units
		Weighted
	Number of	Average
	RSUs	Fair Value
Unvested as of December 31, 2024	—	$—
Granted	894,451	7.20
Vested	(225,000)	7.20
Forfeited	—	—
Unvested as of December 31, 2025	669,451	$7.20

No RSUs were granted during the year ended December 31, 2024.

A summary of the stock option activity during the year ended December 31, 2025, is as follows:

	Stock Options
		Weighted
	Number of	Average
	Options	Fair Value
Unvested as of December 31, 2024	—	$—
Granted	2,325,059	3.03
Vested	(615,540)	2.02
Forfeited	—	—
Unvested as of December 31, 2025	1,709,519	$3.29

No stock options were granted during the year ended December 31, 2024. The stock options were valued at the grant date using the Black-Scholes pricing model using the range of inputs as indicated below:

Risk-free interest rate	3.87 – 3.94%
Expected term (in years)	6.25
Expected volatility	48.7 – 85.9%
Expected dividend yield	0%

The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected term of the option using the simplified approach. The Company currently estimates volatility by using the weighted average implied and historical volatility of the share price of peer companies. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s costs are classified in the statement of operations. Total stock-based compensation expense for the years ended December 31, 2025 and 2024, was $8,424,803 and $1,171,287, respectively. Of the stock-based compensation expense recognized in the year ended December 31, 2025, $1,655,507 is related to a liability-classified award for a fixed number of shares that can also be settled in cash at the participant’s election upon vesting. The fair value of this award is based on the fair value of the underlying common stock and is remeasured at each reporting date until settlement. As of December 31, 2025, the Company recorded a liability of $1,655,507 related to this award, which is included in RSU liability award on the balance sheet.

As of December 31, 2025, the Company has unrecognized stock-based compensation expense of $14,742,022, which will be recognized over a weighted average period of 2.43 years.

Preferred Stock

As of December 31, 2025, the Company had 10,000,000 shares of preferred stock authorized at a par value of $0.0001. No preferred stock was issued and outstanding.

Note 9: Income Taxes

Income tax expense consisted of the following for the years ended December 31, 2025 and December 31, 2024:

	As of December 31,
	2025	2024
Current:
Federal	$—	$—
State	825	800
Foreign	—	—
Total	825	800

The Company had no deferred income tax expense for the years ended December 31, 2025 and 2024.

The provision for income taxes differs from the amount obtained by applying the federal statutory income tax rate as follows:

	2025	2024
Federal taxes at statutory rate	21.00%	21.00%
State and local taxes, net of federal benefit	0.00%	4.98%
Change in Fair Value of SAFE Notes and other nondeductible/nontaxable items	(13.76)%	(6.00)%
Changes in valuation allowance	(7.36)%	(22.26)%
Tax credits	0.12%	0.00%
Deferred true-up	0.00%	2.28%
Effective income tax rate	0.00%	0.00%

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Realization of net deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2025	2024
Deferred tax assets:
Net operating losses	$3,005,295	$617,819
Stock-based compensation	2,786,419	458,061
Capitalized R&D expenses	1,378,270	208,112
Start-up costs	10,435	11,208
Property and equipment	—	38
Credits	71,006	—
Total deferred tax assets	7,251,425	1,295,238
Valuation allowance	(7,251,124)	(1,295,238)
Deferred income tax assets, net	$301	$—

Deferred tax liabilities:
Property and equipment	(301)	—
Net deferred tax asset/(liability)	$—	$—

The Company regularly assesses the ability to realize deferred tax assets recorded based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income on a jurisdiction-by-jurisdiction basis. In the event that the Company changes its determination as to the amount of realizable deferred tax assets, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made. Due to the uncertainty surrounding their realization, the Company has recorded a full valuation allowance against the net deferred tax assets. Accordingly, no deferred tax asset has been recorded on the balance sheets. The Company’s valuation allowance increased during 2025 and 2024 by $5,955,886 and $1,271,946, respectively, primarily due to the generation of net operating losses and the capitalization of research and development expenditures.

As of December 31, 2025 and 2024, the Company has net operating loss carryforwards for federal income tax purposes of approximately $9,101,980 and $1,960,671, respectively, which do not expire and may be available to offset future income tax liabilities, but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income. As of December 31, 2025 and 2024, the Company’s state net operating loss carryforwards were $15,663,544 and $2,950,882 which may be available to offset future income tax liabilities and start to expire in 2043.

The Internal Revenue Code of 1986, as amended, imposes restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a Company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Utilization of the federal and state net operating losses may be subject to substantial annual limitation due to the ownership change limitations provided by the Section 382 and similar state provision.

The Company files income tax returns in the U.S. federal and various state jurisdictions with varying statutes of limitations.

Note 10: Related Party Transactions

The Company has signed a consulting agreement with a related party, Deep Isolation Nuclear, Inc., a company co-founded by Deep Fission’s co-founder and Chief Executive Officer, to develop generic technical and regulatory guidance for management of the Company. Deep Fission’s Chief Executive Officer currently serves as a member of the board of directors of Deep Isolation Nuclear, Inc. The Company has paid certain administrative expenses totaling $12,500 and $0 during the years ended December 31, 2025 and 2024, respectively.

During 2023, the Company received $10,000 in exchange for a loan payable to a related party that was due on demand and carried interest of 6% per annum. The loan was repaid in full, with interest, during the year ended December 31, 2024.

Note 11: Subsequent Events

In January 2026, the Company entered into a commitment with a supplier to purchase low-enriched uranium fuel at a cost of $9.2 million.

On February 5, 2026, the Company issued and sold 5,333,333 shares of common stock (the “Shares”) at a purchase price of $15.00 per share, to certain accredited and institutional investors pursuant to the subscription agreements for an aggregate purchase price of $80.0 million. The Company also issued 129,418 warrants to placement agents in conjunction with the financing. The aggregate net proceeds to the Company from the offering was approximately $76.0 million, after deducting fees to the placement agents and expenses payable by the Company. The Company is in the process of completing the valuation associated with associated with this transaction. As of the date the financial statements were available to be issued, the valuation has not been finalized.

In February 2026, the Company agreed to issue 188,701 additional shares to former holders of SAFE Notes related to the September 2025 financing, resulting in a reduction of the effective investment price from $3.92 to $2.90 per share. In connection with this issuance, the investors executed settlement agreements releasing the Company from any potential future claims related to these instruments.

In February 2026, the Company entered into a long-term lease for approximately 100 acres located within the Great Plains Industrial Park in Parsons, Kansas. The Company has commenced initial site development activities, including geological evaluation, borehole planning, and initial drilling activities, and are conducting geological surveys and site characterization studies at the site. These activities are intended to inform borehole design, drilling techniques, and site suitability for future reactor deployment. As part of the lease agreement, the Company has agreed to purchase the property from Great Plains Industrial Park for a purchase price of approximately $5 million, upon being granted a license for commercial operation of the reactor by the NRC.

Note 12: Restatement of Interim Financial Information (Unaudited)

As described in Note 2, the Company identified errors related to certain inputs and assumptions used in the valuation models for its SAFE Notes and stock-based compensation expense. These errors resulted in an overstatement of the fair value of SAFE Notes and an understatement of stock-based compensation expense in previously issued financial statements.

The Company has restated the previously issued quarterly (unaudited) financial data for the six-month periods ended June 30, 2024 and 2025, and the three- and nine-month periods ended September 30, 2024 and 2025, to correct these errors. The impacts of the restatement on the Company’s interim Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity (Deficit) and Consolidated Statements of Cash Flows for each of the affected quarterly periods are presented below. The misstatements did not have a material impact on reported cash flows during the period, as the valuations pertained to non-cash transactions.

Consolidated Balance Sheet – As of June 30, 2025

	As Previously Reported	Adjustment	As Restated
SAFE Notes subscription receivable	$—	$33,000	$33,000
Total assets	$4,926,231	$33,000	$4,959,231
Liabilities
SAFE Notes	$20,463,632	$(4,917,505)	$15,546,127
Total liabilities	$20,564,519	$(4,917,505)	$15,647,014
Total stockholders’ deficit	$(15,638,288)	$4,950,505	$(10,687,783)

Consolidated Balance Sheet – As of September 30, 2025

	As Previously Reported	Adjustment	As Restated
SAFE Notes subscription receivable	$—	$28,000	$28,000
Total assets	$30,524,544	$28,000	$30,552,544
Liabilities
SAFE Notes	$—	$—	$—
Total liabilities	$605,325	$138,977	$744,302
Total stockholders’ equity	$29,919,219	$(110,977)	$29,808,242

Consolidated Statement of Operations – For the six months ended June 30, 2024

	As Previously Reported	Adjustment	As Restated
Operating expenses:
General and administrative expenses	$752,535	$892,601	$1,645,136
Research and development expenses	$135,930	$77,832	$213,762
Other non-operating income (expense):
Change in fair value of SAFE notes	$(1,251,721)	$1,409,741	$158,020
Net loss	$(2,129,151)	$439,308	$(1,689,843)
Basic and diluted weighted average shares outstanding of common stock	658,569	4,826,068	5,484,637
Basic and diluted net loss per share of common stock	$(3.23)	$2.92	$(0.31)

Consolidated Statement of Operations – For the three months ended September 30, 2024

	As Previously Reported	Adjustment	As Restated
Operating expenses:
General and administrative expenses	$486,151	$101,016	$587,167
Research and development expenses	$219,478	$(72,754)	$146,724
Other non-operating income (expense):
Change in fair value of SAFE notes	$(1,248,279)	$752,928	$(495,351)
Net loss	$(1,944,963)	$724,667	$(1,220,296)
Basic and diluted weighted average shares outstanding of common stock	16,182,268	(2,992,451)	13,189,817
Basic and diluted net loss per share of common stock	$(0.12)	$0.03	$(0.09)

Consolidated Statement of Operations – For the nine months ended September 30, 2024

	As Previously Reported	Adjustment	As Restated
Operating expenses:
General and administrative expenses	$1,238,686	$993,617	$2,232,303
Research and development expenses	$355,408	$5,078	$360,486
Other non-operating income (expense):
Change in fair value of SAFE notes	$(2,500,000)	$2,162,669	$(337,331)
Net loss	$(4,074,114)	$1,163,975	$(2,910,139)
Basic and diluted weighted average shares outstanding of common stock	13,006,041	(4,329,737)	8,676,304
Basic and diluted net loss per share of common stock	$(0.31)	$(0.02)	$(0.33)

Consolidated Statement of Operations – For the six months ended June 30, 2025

	As Previously Reported	Adjustment	As Restated
Operating expenses:
General and administrative expenses	$2,718,780	$(450,018)	$2,268,762
Research and development expenses	$780,517	$769,258	$1,549,775
Other non-operating income (expense):
Change in fair value of SAFE notes	$(3,638,167)	$519,225	$(3,118,942)
Net loss	$(7,136,460)	$199,985	$(6,936,475)
Basic and diluted weighted average shares outstanding of common stock	16,237,748	(2,180,399)	14,057,349
Basic and diluted net loss per share of common stock	$(0.44)	$(0.05)	$(0.49)

Consolidated Statement of Operations – For the three months ended September 30, 2025

	As Previously Reported	Adjustment	As Restated
Operating expenses:
General and administrative expenses	$6,700,416	$93,626	$6,794,042
Research and development expenses	$2,104,021	$(183,649)	$1,920,372
Other non-operating income (expense):
Change in fair value of SAFE notes	$(31,601,632)	$(5,113,475)	$(36,715,107)
Net loss	$(40,390,883)	$(5,023,452)	$(45,414,335)
Basic and diluted weighted average shares outstanding of common stock	31,316,149	(7,881,883)	23,434,266
Basic and diluted net loss per share of common stock	$(1.29)	$(0.65)	$(1.94)

Consolidated Statement of Operations – For the nine months ended September 30, 2025

	As Previously Reported	Adjustment	As Restated
Operating expenses:
General and administrative expenses	$9,419,196	$(356,392)	$9,062,804
Research and development expenses	$2,884,538	$585,609	$3,470,147
Other non-operating income (expense):
Change in fair value of SAFE notes	$(35,239,799)	$(4,594,250)	$(39,834,049)
Net loss	$(47,527,343)	$(4,823,467)	$(52,350,810)
Basic and diluted weighted average shares outstanding of common stock	21,282,445	(3,891,242)	17,391,203
Basic and diluted net loss per share of common stock	$(2.23)	$(0.78)	$(3.01)

Consolidated Statement of stockholders’ equity (deficit) for six months ended June 30, 2024

	As Previously Reported	Adjustment	As Restated
Balance at December 31, 2023	$(630,192)	$1,090,453	$460,261
Stock-based compensation	140,730	965,135	1,105,865
Net loss	(2,129,151)	439,308	(1,689,843)
Balance at June 30, 2024	$(2,618,613)	$2,494,896	$(123,717)

Consolidated Statement of stockholders’ equity (deficit) for nine months ended September 30, 2024

	As Previously Reported	Adjustment	As Restated
Balance at December 31, 2023	$(630,192)	$1,090,453	$460,261
Stock-based compensation	145,273	993,302	1,138,575
Net loss	(4,074,114)	1,163,975	(2,910,139)
Balance at September 30, 2024	$(4,559,033)	$3,247,730	$(1,311,303)

Consolidated Statement of stockholders’ equity (deficit) for three months ended September 30, 2024

	As Previously Reported	Adjustment	As Restated
Balance at June 30, 2024	$(2,618,613)	$2,494,896	$(123,717)
Stock-based compensation	4,543	28,167	32,710
Net loss	(1,944,963)	724,667	(1,220,296)
Balance at September 30, 2024	$(4,559,033)	$3,247,730	$(1,311,303)

Consolidated Statement of stockholders’ equity (deficit) for six months ended June 30, 2025

	As Previously Reported	Adjustment	As Restated
Balance at December 31, 2024	$(8,513,101)	$4,431,280	$(4,081,821)
Stock-based compensation	11,273	216,400	227,673
Net loss	(7,136,460)	199,985	(6,936,475)
Balance at June 30, 2025	$(15,638,288)	$4,847,665	$(10,790,623)

Consolidated Statement of stockholders’ equity (deficit) for nine months ended September 30, 2025

	As Previously Reported	Adjustment	As Restated
Balance at December 31, 2024	$(8,513,101)	$4,431,280	$(4,081,821)
Stock-based compensation	5,567,153	97,296	5,664,449
Issuance of Common Stock upon conversion of SAFE Notes	53,328,419	182,815	53,511,234
Net loss	(47,527,343)	(4,823,467)	(52,350,810)
Balance at September 30, 2025	$29,919,219	$(110,977)	$29,808,242

Consolidated Statement of stockholders’ equity (deficit) for three months ended September 30, 2025

	As Previously Reported	Adjustment	As Restated
Balance at June 30, 2025	$(15,638,288)	$4,848,486	$(10,789,802)
Stock-based compensation	5,555,880	(119,104)	5,436,776
Issuance of Common Stock upon conversion of SAFE Notes	53,328,419	182,815	53,511,234
Net loss	(40,390,883)	(5,023,451)	(45,414,334)
Balance at September 30, 2025	$29,919,219	$(110,977)	$29,808,242

Consolidated Statement of cash flows for the six months ended June 30, 2024

	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(2,129,151)	$439,308	$(1,689,843)
Change in fair value of SAFE Notes	1,251,721	(1,409,741)	(158,020)
Stock-based compensation	135,432	970,433	1,105,865

Consolidated Statement of cash flows for the nine months ended September 30, 2024

	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(4,074,114)	$1,163,975	$(2,910,139)
Change in fair value of SAFE Notes	2,500,000	(2,004,649)	495,351
Stock-based compensation	139,880	998,695	1,138,575

Consolidated Statement of cash flows for the six months ended June 30, 2025

	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(7,136,460)	$199,985	$(6,936,475)
Change in fair value of SAFE Notes	3,638,167	(519,225)	3,118,942
Stock-based compensation	10,452	217,221	227,673

Consolidated Statement of cash flows for the nine months ended September 30, 2025

	As Previously Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(47,527,343)	$(4,823,467)	$(52,350,810)
Change in fair value of SAFE Notes	35,239,799	4,594,250	39,834,049
Stock-based compensation	5,567,153	97,296	5,664,449

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1§

Agreement and Plan of Merger and Reorganization, dated September 5, 2025, by and among Surfside Acquisition Inc., Deep Fission Acquisition Co., and the Company (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on September 11, 2025).

3.1

Certificate of Merger relating to the merger of Deep Fission Acquisition Co. with and into Deep Fission Nuclear, Inc., filed with the Secretary of State of the State of Delaware on September 5, 2025 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 11, 2025).

3.2

Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on September 5, 2025 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed on September 11, 2025).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed on September 11, 2025).
4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934.
10.1	Form of Pre-Merger Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 11, 2025).
10.2	Form of Post-Merger Indemnification Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 11, 2025).
10.3

Form of Subscription Agreement, dated September 5, 2025, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 11, 2025).

10.4

Form of Registration Rights Agreement, dated September 5, 2025, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on September 11, 2025).

10.5+	Deep Fission, Inc. 2025 Equity Incentive Plan (Pre-Merger) (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on September 11, 2025).
10.6+

Forms of Option Grant Notice and Option Agreement under 2025 Equity Incentive Plan (Pre-Merger) (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on September 11, 2025).

10.7+	Deep Fission, Inc. 2025 Equity Incentive Plan (Post-Merger) (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on September 11, 2025).
10.8+

Forms of Option Grant Notice and Option Agreement under 2025 Equity Incentive Plan (Post-Merger) (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on September 11, 2025).

10.9+

Forms of Restricted Stock Unit Grant Notice and Award Agreement under 2025 Equity Incentive Plan (Post-Merger) (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on September 11, 2025).

10.10+	Deep Fission, Inc. 2025 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on September 11, 2025).
10.11

Form of Lock-Up Agreement, dated September 5, 2025, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1/A filed on September 24, 2025).

10.12	Form of 2025 Placement Agent Warrant (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on September 11, 2025).
10.13+

Employee Separation Agreement by and between the Company and Malcolm Thompson, dated September 4, 2025, (incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed on September 11, 2025).

10.14+	Non-Employee Director Compensation Policy (adopted November 7, 2025) (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 12, 2025).
10.15+	Form of Director and Officer Indemnification Agreement (adopted November 7, 2025) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 12, 2025).
10.16+	Executive Severance Policy (adopted November 7, 2025) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 12, 2025).
10.17+	Offer Letter by and between the Company and Elizabeth Muller, dated December 9, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 11, 2025).

10.18+

Offer Letter by and between the Company and Michael Brasel, dated November 7, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2025).

10.19+	Offer Letter by and between the Company and Jon Gordon, dated November 7, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on November 14, 2025).
10.20+*	Offer Letter by and between the Company and William (Mark) Schmitz dated August 7, 2025.
10.21

Other Transaction Agreement for Reactor Authorization, dated November 14, 2025, by and between the Company and the United States Department of Energy (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 21, 2025).

10.22§

Form of Subscription Agreement, dated February 5, 2026, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 10, 2026).

10.23§

Form of Registration Rights Agreement, dated February 5, 2026, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 10, 2026).

10.24	Form of 2026 Placement Agent Warrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 10, 2026).
14.1*	Code of Ethics for Senior Financial Officers.
16.1

Letter from Grassi & Co., CPAs, P.C. as to the change in certifying accountant, dated September 10, 2025 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on September 11, 2025).

16.2	Letter from dbbmckennon as to the change in certifying accountant, dated March 5, 2026 (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K filed on March 5, 2026).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Current Report on Form 8-K filed on December 22, 2025).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Company’s Current Report on Form 8-K filed on September 11, 2025).
24.1	Power of Attorney (included on the signature page hereof).
31.1*

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1˄	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2˄	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed herewith.

+ Denotes management compensatory contract or arrangement.

˄ Furnished herewith and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933 or the Exchange Act, except to the extent that the registrant specifically incorporates by reference.

§ Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

April 15, 2026	DEEP FISSION, INC.

	By:	/s/ Elizabeth Muller
	Name:	Elizabeth Muller
	Title:	Chair, President and Chief Executive Officer (Principal Executive Officer of the Registrant)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Elizabeth Muller and William (Mark) Schmitz, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Elizabeth Muller	Chair, President and Chief Executive Officer	April 15, 2026
Elizabeth Muller	(principal executive officer)

/s/ William (Mark) Schmitz	Chief Financial Officer	April 15, 2026
William (Mark) Schmitz	(principal financial and accounting officer)

/s/ Thomas Glanville	Director	April 15, 2026
Thomas Glanville

/s/ Blake Janover	Director	April 15, 2026
Blake Janover

/s/ Leslie Goldman Tepper	Director	April 15, 2026
Leslie Goldman Tepper

/s/ Jonathon Angell	Director	April 15, 2026
Jonathon Angell