Form 10-Q
period 2026-03-31
DEEP FISSION, INC.
filed 2026-05-08
CIK 1918102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, there were 56,396,123 shares of common stock issued and outstanding.

DEEP FISSION, INC. AND SUBSIDIARIES

Fiscal Quarter Ended March 31, 2026

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report other than statements of historical fact are forward-looking statements.

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

Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding our future results of operations and financial condition; business strategy; plans; objectives and expectations for our business; operations and technology; our ability to maintain effective internal control over financial reporting and disclosure controls and procedures, including our ability to remediate existing material weaknesses in our internal control over financial reporting and the timing of any such remediation, as well as to reestablish effective disclosure controls and procedures at a reasonable assurance level; and the assumptions underlying or relating to any of the foregoing. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements.

Important factors that could cause actual results to differ materially from those in the forward-looking statements in this Quarterly Report include, among other things, the factors summarized below:

●our status as a pre-revenue company, our ability to continue as a going concern, and our ability to achieve or sustain profitability;
●our ability to raise substantial additional capital through equity, debt or other financing transactions on acceptable terms, or at all, to fund our operations, technology development, regulatory activities, construction, testing and commercialization;
●our ability to design, develop, test, validate, license, construct, deploy and operate our Gravity Nuclear Reactor (“Gravity Reactor”) and related technologies, including the feasibility of our subsurface deployment model and our ability to drill, construct and maintain boreholes and related infrastructure to the required depth, width and technical specifications;
●our ability to identify, acquire, lease or otherwise obtain access to suitable sites for the construction and operation of our facilities, including sites with appropriate geologic characteristics and regulatory approvals for drilling and nuclear activities;
●our ability to build, commission and successfully operate test reactors, demonstration facilities or commercial reactors, including under the Department of Energy’s (“DOE”) Reactor Pilot Program or other government programs;
●our ability to obtain, maintain and renew required licenses, permits and approvals from the U.S. Nuclear Regulatory Commission (“NRC”), the DOE and other federal, state, local or foreign governmental and regulatory authorities, and the timing and outcome of such regulatory processes;
●the availability, timing, adequacy and cost of nuclear fuel necessary to operate our reactors, including low-enriched uranium (“LEU”) or other fuels, and our ability to secure fuel supply arrangements on commercially reasonable terms, or at all;
●the cost, availability and performance of key materials, components and services, including specialized nuclear, drilling and industrial equipment and services, and our reliance on third-party suppliers, contractors and strategic partners;
●our ability to manage operating expenses, capital expenditures and construction costs, including the risk that development or deployment costs may be higher than anticipated;
●our ability to meet development, construction, testing, regulatory and commercialization timelines;
●the willingness of customers, investors, strategic partners and regulators to adopt or support our technology, particularly given our limited operating history and the fact that our technology has not yet been proven at commercial scale;

●our ability to identify customers for our electricity or related services and to negotiate and enter into power purchase agreements or other long-term commercial arrangements on acceptable terms, or at all;
●our ability to obtain timely and cost-effective interconnection to electric transmission systems and access to sufficient transmission capacity to deliver electricity generated by our facilities to customers;
●our ability to attract and retain qualified personnel, including our executive officers, technical leadership and other key employees;
●our ability to obtain, maintain, protect and enforce our intellectual property rights and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others;
●the development of an active trading market for our common stock, including our ability to obtain and maintain a quotation on the OTC markets or listing on a national securities exchange, and the risk that an active or liquid trading market may not develop or be sustained;
●the liquidity and potential volatility of the market price of our common stock if a trading market develops;
●the impact of domestic and international economic, financial, political and legal developments on our operations, including changes in interest rates, inflation, taxes, tariffs, trade policies, commodity costs, labor costs and capital markets conditions;
●changes in laws, regulations, policies, mandates, interpretations, enforcement priorities and funding levels applicable to nuclear energy, environmental protection, drilling, construction and other aspects of our business;
●the risk of accidents, safety incidents, operational failures, construction incidents or other catastrophic events associated with nuclear facilities or related infrastructure, including risks of personal injury, illness, death, environmental contamination, property damage and associated liability;
●our potential exposure to environmental liabilities, including under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA) and other environmental, health and safety laws and regulations;
●the costs associated with the handling, storage, transportation and disposal of spent nuclear fuel and other radioactive or hazardous materials;
●cybersecurity risks affecting our systems, infrastructure, facilities or third-party partners;
●the outcome of litigation, investigations, regulatory proceedings or other legal matters;
●risks relating to negative public or political perception of us or the nuclear energy industry generally; and
●the risks, uncertainties and other factors described in the section titled “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2025 (our “Annual Report”) and elsewhere in this Quarterly Report.

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

Forward-looking statements in this Quarterly Report are based on management’s current expectations, estimates, forecasts, projections, beliefs and assumptions and on information available to us as of the date of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Forward-looking statements are inherently subject to known and unknown risks, uncertainties and other factors, many of which are beyond our control, that could cause our actual results, performance, developments or achievements to differ materially from those expressed in or implied by the forward-looking statements.

Accordingly, you should not place undue reliance on forward-looking statements. Forward-looking statements speak only as of the date of this Quarterly Report. Except as required by applicable law, we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

DEEP FISSION, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$84,767,555	$23,719,422
Prepaid expenses	6,992,786	713,154
Other current assets	39,275	—
Total current assets	91,799,616	24,432,576

Property and equipment, net	85,775	37,102
Long term prepaid expenses	87,839	221,407
Operating lease right-of-use assets	57,484	—

Total assets	$92,030,714	$24,691,085

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$2,181,025	$538,270
Accrued expenses	864,290	185,164
Operating lease liabilities - current	16,181	—
Accrued compensation	792,475	25,031
RSU liability award	—	1,655,507
Total current liabilities	3,853,971	2,403,972

Operating lease liabilities - non-current	43,386	—

Total liabilities	3,897,357	2,403,972

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit)
Common stock, par value $0.0001 and $0.0001 per share, 300,000,000 shares authorized, 56,617,422 and 51,099,089 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5,661	5,110
Additional paid-in capital	176,198,242	89,009,102

Accumulated deficit	(88,070,546)	(66,727,099)

Total stockholders’ equity	88,133,357	22,287,113

Total liabilities and stockholders’ equity	$92,030,714	$24,691,085

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

DEEP FISSION, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31
	2026	2025
Operating expenses
General and administrative expenses	$13,965,950	$1,034,619
Research and development expenses	7,872,531	684,393
Operating expenses	21,838,481	1,719,012
Operating loss	(21,838,481)	(1,719,012)

Other non-operating income (expense)
Interest income	492,608	—
Change in fair value of SAFE Notes	—	(1,418,066)
Other income	2,426	191
Total non-operating income (expense)	495,034	(1,417,875)

Net loss	$(21,343,447)	$(3,136,887)

Basic and diluted weighted average shares outstanding of common stock	54,443,626	16,320,839

Basic and diluted net loss per share of common stock	$(0.39)	$(0.19)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

DEEP FISSION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	For the Three Months Ended March 31, 2025
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024 (As Restated)	16,320,839	$1,632	$1,640,692	$(5,724,145)	$(4,081,821)
Stock-based compensation	—	—	31,999	—	31,999
Issuance of restricted stock awards	14,411	1	(1)	—	—
Net loss	—	—	—	(3,136,887)	(3,136,887)
Balance at March 31, 2025	16,335,250	$1,633	$1,672,690	$(8,861,032)	$(7,186,709)

	For the Three Months Ended March 31, 2026
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2025	51,099,089	$5,110	$89,009,102	$(66,727,099)	$22,287,113
Stock-based compensation	—	—	9,837,578	—	9,837,578
Modification of RSU liability award	—	—	2,202,781	—	2,202,781
Vesting of restricted stock units	185,000	19	(19)	—	—
Issuance of private placement common stock	5,333,333	532	79,999,468	—	80,000,000
Offering costs	—	—	(4,850,668)	—	(4,850,668)
Issuance of placement agent warrants (equity component)	—	—	1,239,307	—	1,239,307
Issuance costs – placement agent warrants (non-cash)	—	—	(1,239,307)	—	(1,239,307)
Net loss	—	—	—	(21,343,447)	(21,343,447)
Balance at March 31, 2026	56,617,422	$5,661	$176,198,242	$(88,070,546)	$88,133,357

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

DEEP FISSION, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31
	2026	2025
Cash flows from operating activities:
Net loss	$(21,343,447)	$(3,136,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,850	526
Change in fair value of SAFE notes	—	1,418,066
Stock-based compensation	10,384,851	31,999
Changes in operating assets and liabilities:
Prepaid expenses	(6,146,064)	(106,338)
Other current assets	(39,275)	—
Accounts payable	1,642,755	216,900
Accrued expenses	679,126	(24,507)
Accrued compensation	767,444	(27,667)
Net cash used in operating activities	(14,047,760)	(1,627,908)

Cash flows from investing activities:
Purchases of property and equipment	(53,439)	(15,155)
Net cash used in investing activities	(53,439)	(15,155)

Cash flows from financing activities:
Proceeds from convertible SAFE notes	—	860,800
Proceeds from private placement	80,000,000	—
Offering costs paid	(4,850,668)	—
Net cash provided by financing activities	75,149,332	860,800

Net increase (decrease) in cash and cash equivalents	61,048,133	(782,263)

Cash and cash equivalents, beginning of the year	23,719,422	6,728,895
Cash and cash equivalents, end of the year	$84,767,555	$5,946,632

Supplemental cash flow information:
Subscription of SAFE notes	$—	$33,000
Right-of-use assets acquired through operating leases	$62,088	$—

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

DEEP FISSION, INC.

Notes to the Condensed Consolidated Financial Statements

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

Operations

The Company is a nuclear energy technology company developing a small modular reactor based on established pressurized water reactor technology, with novel emplacement in deep boreholes approximately one mile below the Earth’s surface. The Company is participating in the U.S. Department of Energy (“DOE”) Reactor Pilot Program, and the Company expects to demonstrate its system as part of the DOE Reactor Pilot Program.

Deep Fission’s current activities include test borehole construction, reactor design, safety analysis, thermal-hydraulic modeling, regulatory engagement with the DOE and the NRC, and supply chain development for reactor components and drilling operations.

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations applicable to interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Financial information as of December 31, 2025 has been derived from the Company’s audited financial statements and notes thereto as of this date.

For accounting purposes, the Merger was treated as a reverse recapitalization outside the scope of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805 (see Organization above and Recapitalization below), with Legacy Deep Fission considered the accounting acquirer and the Company (formerly Surfside Acquisition Inc.) considered the legal acquirer. Accordingly, these interim unaudited condensed consolidated financial statements represent a continuation of the financial statements of Legacy Deep Fission, with the Merger reflected as the equivalent of Legacy Deep Fission issuing shares for the net assets of Surfside, accompanied by a recapitalization.

All periods prior to the Merger reflect the historical financial position, results of operations, and cash flows of Legacy Deep Fission. The interim unaudited condensed consolidated financial statements are presented in the name of the legal parent; however, they represent the historical operations of Legacy Deep Fission.

The number of shares and corresponding capital amounts and earnings per share, where applicable, have been retroactively restated to reflect the Common Share Conversion Ratio (as defined below) established in connection with the Merger. No goodwill or other intangible assets were recorded as a result of the transaction.

Liquidity and Going Concern

As of March 31, 2026, the Company’s cash and cash equivalents were $84,767,555. The Company continues to incur significant operating losses. For the three months ended March 31, 2026, the Company had a net loss of $21,343,447 and cash used in operating activities of $14,047,760. As of March 31, 2026, the Company had accumulated deficits of $88,070,546. Management expects that significant on-going operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products and services. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these interim unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to establish a source of revenue and raise additional capital to fund its operations.

The Company plans to access capital resources through possible public or private equity issuances, debt financings, corporate collaborations, and other means. The Company has historically been able to raise capital through equity and equity-linked instruments, such as Simple Agreements for Future Equity (“SAFE Notes”) and private placement equity issuances, although no assurance can be provided that it will continue to be successful in raising capital in the future. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, there is no assurance that the Company will be able to complete additional financing on acceptable terms, on a timely basis, or at all.

The interim unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern due to the inability to obtain adequate financing in the future.

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

At the effective time of the Merger, each outstanding share of Legacy Deep Fission capital stock (after giving effect to the conversion of all SAFE Notes of Legacy Deep Fission into shares of Legacy Deep Fission common stock) was converted into the right to receive 17.32141 shares of the Company’s common stock, rounded to the nearest whole share (“Common Share Conversion Ratio”). Accordingly, all share and per share amounts for all periods presented in the accompanying interim unaudited condensed consolidated financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Common Share Conversion Ratio. There was no effect on the number of shares of common stock or preferred stock authorized for issuance under the Company’s amended and restated certificate of incorporation or the par value of such securities. On September 5, 2025, the Company issued 85,000 shares of its common stock to an accredited investor (the “Advisor”) in consideration for services rendered in connection with the Merger.

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

Total Legacy Deep Fission shares outstanding prior to Merger	38,538,922
Shares issued to Legacy Surfside shareholders	2,166,667
Shares issued to Advisor	85,000
Shares issued to PIPE investors	10,000,000
Total shares outstanding immediately following the Merger	50,790,589

Restatement of Previously Issued Consolidated Financial Statements

As discussed in Note 2 of the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, the Company restated its previously issued financial statements, including certain interim periods. The accompanying interim unaudited condensed consolidated financial statements reflect such restatement.

Note 2: Summary of Significant Accounting Policies

The accompanying interim unaudited condensed consolidated financial statements reflect the application of the accounting policies described in this note.

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

Use of Estimates

The preparation of the accompanying interim unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the interim unaudited condensed consolidated financial statements, and the reported amounts of expenses during the reporting period. Actual results may differ from these estimates.

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

The Company’s cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the short-term nature of these assets and liabilities. The Company’s SAFE Notes (see Note 5) and restricted stock unit award (“RSU”) liability (see Note 8) were carried at fair value and classified as Level 3 liabilities.

		Fair Value Measurements as of December 31, 2025
	Fair Value Total	Level 1	Level 2	Level 3
RSU liability award	$1,655,507	$—	$—	$1,655,507

Upon a modification of the settlement features of the liability-classified RSU award that occurred during the three months ended March 31, 2026, the award was reclassified from liabilities to equity within the accompanying interim unaudited condensed consolidated balance sheets (see Note 8).

Cash and Cash Equivalents

The Company maintains deposits in financial institutions that at times exceed the insured amounts provided by the Federal Deposit Insurance Corporation (“FDIC”). As of March 31, 2026 and December 31, 2025, the amount of cash exceeding the FDIC insurance limit was $84,767,555 and $23,219,422, respectively. The Company believes it is not exposed to any significant credit risk to cash. Money market funds and other short-term investments with an original maturity of three months or less are considered cash equivalents.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance which do not extend the useful lives of the assets are charged to operations as incurred.

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of those assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future undiscounted cash flows be less than the carrying value, the Company would recognize an impairment loss at that time. No impairment loss was recognized during the three months ended March 31, 2026 and 2025. The estimated useful lives of the Company’s property and equipment are as follows:

Useful Life
Equipment	3 years

SAFE Notes

The Company previously issued SAFE Notes in exchange for cash financing. The Company accounted for its SAFE Notes as derivatives under the FASB ASC 815-40 and ASC 815-10 and presented them as long-term liabilities in the accompanying interim unaudited condensed consolidated balance sheets. Changes in the fair value of the SAFE Notes were recorded in earnings.

Immediately upon the effectiveness of the Merger on September 5, 2025, the SAFE Notes were converted into shares of the Company’s common stock (see Note 5).

Research and Development Expenses

Research and development (“R&D”) expenses primarily represent costs incurred to develop the Company’s technology. These costs consist of personnel costs, including salaries, employee benefit costs, bonuses and stock-based compensation expenses, software costs, computing costs, hardware and experimental supplies, and expenses for outside engineering contractors. The Company expenses all R&D costs in the periods in which they are incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation.” The Company classifies awards granted to employees, directors and non-employee consultants as either equity-classified or liability-classified based on the terms of the award. Equity-classified awards are measured at the grant-date fair value and recognized as compensation expense over the requisite service period, which is generally the vesting period. Equity-classified awards are not subsequently remeasured. Liability-classified awards are measured at fair value at each reporting date until settlement, with changes in fair value recognized as compensation expense in the period of change. Compensation cost for liability-classified awards is recognized over the requisite service period based on the fair value of the award at each reporting date.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s costs are classified.

Net Loss Per Common Share

The Company calculates basic net loss per common share in accordance with ASC 260, Earnings Per Share, based on the weighted-average number of outstanding common shares during the fiscal period. Diluted loss per common share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. The calculation of diluted net loss does not consider the effect of the warrants to purchase an aggregate of 716,084 common stock with exercise contingent on future events, unvested restricted common stock of 2,114,194, stock options to purchase an aggregate of 2,705,423 common stock, and unvested RSUs of 1,118,287, because their inclusion would be anti-dilutive under the treasury stock method. In periods where potentially dilutive securities are anti-dilutive, such amounts are excluded from the calculations of diluted earnings (loss) per share. All potentially dilutive securities are anti-dilutive for the three months ended March 31, 2026 and 2025. For the quarter ended March 31, 2025, the Company had SAFE Notes, the conversion of which would have been anti-dilutive.

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

New Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements”, to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC’s regulations. The amendments in ASU 2023-06 will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. Adoption is not expected to have a material impact on the Company’s interim unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement —Reporting Comprehensive Income —Expense Disaggregation Disclosures” as an update to ASC Topic 220-40, which will be effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 was issued to improve the disclosures about a public business entity’s expenses and address requests from investors for more disaggregated disclosures about the types of expenses (including employee compensation, depreciation, and amortization) in commonly presented expense captions (such as general and administrative expenses). In January 2025, the FASB also issued ASU 2025-01 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” to clarify the effective date provisions of ASU 2024-03 related to expense disaggregation disclosures. The Company is currently evaluating the impact of ASU 2024-03 and ASU 2025-01 on its interim unaudited condensed consolidated financial statements.

In May 2025, the FASB issued ASU 2025-04 “Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer”, which clarifies the accounting for share based consideration payable to a customer, including classification and measurement guidance, to reduce diversity in practice. The amendments are effective for fiscal years, including interim periods, beginning after December 15, 2026, with early adoption permitted. The Company is currently assessing the impact of adopting ASU 2025-04 on its interim unaudited condensed consolidated financial statements but does not expect a material impact.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements”. The amendments clarify the applicability of the interim reporting guidance in Topic 270, improve the navigability of the interim reporting requirements, and provide a more comprehensive framework for interim disclosures, including a principle that entities disclose events and changes since the last annual reporting period that have a material effect on the entity. ASU 2025-11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, and for all other entities for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its interim unaudited condensed consolidated financial statements and related disclosures.

The Company does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 3: Property and Equipment

Property and equipment consisted of the following:

	As of March 31,	As of December 31,
	2026	2025
Property and equipment	$99,533	$46,094
Less: accumulated depreciation	(13,758)	(8,992)
Property and equipment, net	$85,775	$37,102

Depreciation expense for the three months ended March 31, 2026 and 2025 was $4,766 and $526, respectively.

Note 4: Leases

In February 2026, the Company entered into an operating lease, as the lessee, for approximately 100 acres located within the Great Plains Industrial Park in Parsons, Kansas (the “Kansas Site”). The Company has commenced initial site development activities intended to inform borehole design, drilling techniques, and site suitability for future reactor deployment. As of March 31, 2026, the remaining non-cancelable lease term is approximately two years. The lease agreement includes renewal options and a purchase option for a purchase price of approximately $5 million, should the Company be granted a license for commercial operation of the future reactor by the NRC; however, these options have not been included in the lease term as the Company is not reasonably certain to exercise them at this time.

Total lease costs included within the interim unaudited condensed consolidated statements of operation for the three months ended March 31, 2026 and 2025 were $6,250 and $0, respectively. There are no variable costs associated with the leasing transaction.

The following table presents the future maturity of the Company’s operating lease liability for the non-cancelable portion of the lease, and reconciles the undiscounted cash flows for this lease to the lease liability recognized in the interim unaudited condensed consolidated balance sheet as of the date indicated:

March 31,
2026
Fiscal 2026 (remaining 9 months)	$18,750
Fiscal 2027	47,917
Fiscal 2028	4,167
Fiscal 2029	—
Fiscal 2030	—
Thereafter	—
Total lease payments	70,834
Less: Imputed interest	11,267
Total	$59,567

Current operating lease liabilities	$16,181
Non-current operating lease liabilities	$43,386

The following table presents certain supplemental information related to the cash flows for operating and finance leases recorded on the interim unaudited condensed consolidated statements of cash flows:

March 31,
2026
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$4,167

Right-of-use assets obtained in exchange for lease obligations
Operating lease liabilities	$62,088

Weighted-average remaining lease term (in years)	1.8
Weighted-average discount rate	16.1%

Note 5: SAFE Notes

During the three months ended March 31, 2025, the Company issued SAFE Notes in exchange for an aggregate amount of $793,800. The Company received total cash proceeds during the period of $860,800, consisting of $793,800 of cash from the issuance of SAFE Notes and $67,000 of cash received from the subscription of a SAFE Note. As of March 31, 2025, the estimated fair value of the SAFE Notes totaled $12,995,251.

Prior to completion of the Merger, each SAFE Note holder gave consent to convert into shares of the Company’s common stock at the valuation cap reflected in each SAFE Note. In connection with of the Merger, all SAFE Notes converted into 19,601,185 shares of the Company’s common stock, and the Company recorded a loss from the change in fair value on the date of conversion of approximately $39,834,049 (see Note 6).

There were no issuances of SAFE Notes nor any subscriptions of SAFE Notes during the three months ended March 31, 2026.

Note 6: Fair Value Measurements

The following is a description of the valuation methodology and significant inputs used for each asset and liability measured at fair value on a recurring or nonrecurring basis, as well as the classification of the asset or liability within the fair value hierarchy.

The Company’s SAFE Notes were recorded at fair value on the Company’s historical consolidated balance sheets. The fair value of the Company’s SAFE Notes was based on significant inputs not observable in the market which cause the instrument to be classified as a Level 3 measurement with the fair value hierarchy. The valuation used weighted average probabilities estimated by management considering pay-offs under various scenarios as follows: (i) an equity financing where the SAFE Notes would convert into certain preferred stock; (ii) a liquidity event (change of control or initial public offering) where the SAFE Note holders would have an option to receive either a cash payment equal to the invested amount under such SAFE Note, or a number of shares of preferred stock equal to the invested amount divided by the liquidity price; and (iii) a dissolution event where the SAFE Note holders would have been entitled to receive a portion of the related proceeds equal to the purchase amount. Management estimated that equity financing or liquidity events were the predominant settlement scenarios at each period end. The Company determined the fair value of the SAFE Notes under the Monte Carlo simulation method which was used to estimate the future market value of invested capital (“MVIC”) of the Company at an equity financing event and the expected payment to the SAFE Note holders at each simulated MVIC value. The Company believed these assumptions would be made by a market participant in estimating the valuation of the SAFE Notes. The Company assessed these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates was obtained while the SAFE Notes were outstanding. The determination of fair value for the Company’s SAFE Notes required significant judgment and the use of estimates. Additionally, the valuation scenarios described above reflected the original contractual terms of the SAFE Notes and anticipated early-stage financing structures. However, the Company completed the Merger with a concurrent issuance of common stock, and in connection with the Merger, the Company obtained consent from all holders of the SAFE Notes to convert their SAFE Notes into common stock rather than preferred stock. Changes in the fair value of the SAFE Notes were recognized on the Company’s historical consolidated statements of operations until their conversion to common stock occurred upon the Merger on September 5, 2025.

The key assumptions used in the Monte Carlo simulation are presented in the table below:

March 31,
2025
Asset volatility(1)	90 - 105%
Risk-free rate(2)	4.23 - 4.59%
Expected term(3)	9 - 45 months

(1)Volatility was based on implied and historical volatility of the share price of peer companies.

(2)Risk-free rate based on the U.S. Treasury yield in effect at the time of SAFE Notes consistent with the expected term.

(3)The simulation considered 1–2 year term for equity event and 3.5 and 4-year term for liquidity event.

The following table presents a reconciliation of the Company’s SAFE Notes liability measured at fair value on a recurring basis, using Level 3 inputs:

SAFE Notes
As of December 31, 2024	$10,783,385
SAFE Notes issued during the period	793,800
Change in fair value during the period	1,418,066
Conversion of SAFE Notes to common stock	—
As of March 31, 2025	12,995,251

All SAFE Notes were converted into shares of the Company’s Common Stock as part of the Merger in September 2025, and therefore there were no SAFE Notes outstanding during the three months ended March 31, 2026.

Note 7: Commitments and Contingencies

During the three months ended March 31, 2026, the Company entered into an uncancelable commitment with a supplier to purchase low-enriched uranium fuel at a cost of approximately $9,200,000.

In the normal course of business, the Company may be subject to contingencies, including litigation, investigations, claims and other legal proceedings, including those arising in the ordinary course of business. The Company recognizes a liability for such contingency if it determines it is probable that a loss has occurred and a reasonable estimate of the loss can be made. The Company may consider many factors in making these assessments including historical and the specific facts and circumstances of each matter. The Company has not had any litigation, investigations, claims or other legal proceedings for which it should recognize a liability. As such, the Company has not recorded any liability for these in the interim unaudited condensed consolidated financial statements.

Note 8: Stockholders’ Equity

Common Stock

As of March 31, 2026, the Company had 300,000,000 shares of common stock authorized with a par value of $0.0001.

The September 5, 2025 Private Placement

Concurrently with the consummation of the Merger, the Company also issued and sold 10,000,000 shares of its common stock in the Private Placement to certain accredited and institutional investors at a purchase price of $3.00 per share (the “September 2025 Private Placement”). The Company incurred offering costs of $2,909,740 in connection with the September 2025 Private Placement, which were recorded as a reduction of the gross proceeds and recognized as a reduction to additional paid-in capital within stockholders’ equity.

The February 5, 2026 Private Placement

On February 5, 2026, the Company issued and sold 5,333,333 shares of common stock at a purchase price of $15.00 per share, to certain accredited and institutional investors pursuant to the subscription agreements for an aggregate purchase price of $80.0 million (the “February 2026 Private Placement”). The Company incurred offering costs of $4,850,668 in connection with the February 2026 Private Placement, which are recorded as a reduction of gross proceeds and recognized as a reduction to additional paid-in capital within stockholders’ equity.

Warrants

As part of the February 2026 Private Placement, the Company also issued warrants to purchase an aggregate 129,418 shares of its common stock, subject to customary anti-dilution adjustments for stock splits, stock dividends, and similar events, at an exercise price of $15.00 per share (the “February 2026 Warrants”). The February 2026 Warrants expire on the earlier of (i) five years after the Merger Closing Date and (ii) three years after the Company’s shares of common stock are listed on a national securities exchange (as defined in the February 2026 Warrants agreement). The February 2026 Warrants are indexed to the Company’s own stock and do not permit net cash settlement under circumstances outside of the Company’s control, and thus were accounted for as equity-classified instruments in accordance with ASC 718 Compensation - Stock Compensation and ASC 815-40 Contracts in Entity’s own Equity. The February 2026 Warrants were measured at their grant-date fair value $9.576 per warrant share, using a Black-Scholes valuation model. The total fair value of $1,239,307 was recorded as an equity issuance cost and reflected as a reduction to additional paid-in capital, with a corresponding increase to additional paid-in capital for the warrant equity, resulting in no net impact to total stockholders’ equity.

Equity Incentive Plans

On August 29, 2025, the board of directors of Legacy Deep Fission approved the 2025 Equity Incentive Plan (the “Pre-Merger Equity Plan”), which permitted the grant of incentive stock options (“ISOs”), nonstatutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), RSUs, and other stock awards to employees, directors and consultants of Legacy Deep Fission. Subject to certain capitalization adjustments described in the Pre-Merger Equity Plan, the maximum aggregate number of shares of common stock that was issuable pursuant to the Pre-Merger Equity Plan was 84,351 shares. As of the effective date of the Merger, all outstanding options to purchase shares of Legacy Deep Fission common stock were converted into options to purchase shares of the Company’s common stock. Following the effective date of the Merger, no additional equity awards were permitted to be granted under the Pre-Merger Equity Plan; however, the Pre-Merger Equity Plan will continue to govern the terms and conditions of all outstanding equity awards previously granted under the Pre-Merger Equity Plan.

Awards granted prior to the Pre-Merger Equity Plan were approved by the board of directors and consisted of RSAs, with service-based vesting terms ranging from immediate vesting to four years.

On September 5, 2025, in connection with the Merger, the board of directors (the “Board”) and the stockholders of the Company approved the 2025 Equity Incentive Plan (the “2025 Plan”), which permits the grant of ISOs, NSOs, SARs, RSAs, RSUs, performance awards, and other awards to the Company’s employees, directors and consultants, including employees and consultants of the Company’s affiliates. The Company initially reserved 9,500,884 shares of common stock (the “Share Reserve”) for the issuance of awards under the 2025 Plan. The Share Reserve will automatically increase on January 1 of each year for a period of up to nine years commencing on January 1, 2027 and ending on (and including) January 1, 2035, in an amount equal to five percent (5%) of the total number of shares of common stock outstanding on December 31 of the preceding year; provided, however, that the board of directors may act prior to January 1 of a given year to limit the increase for such year to a lesser number of shares of common stock.

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

RSAs, RSUs, and Stock Options

During the three months ended March 31, 2026 and 2025, the Company’s Board approved the issuances of RSAs, RSUs, and Stock Options to employees, officers, directors, and consultants. Stock-based compensation expense is measured based on the fair value of awards in accordance with ASC 718. Equity-classified awards are measured at grant-date fair value and are not subsequently remeasured. Liability-classified awards are remeasured at fair value at each reporting date until settlement, with changes in fair value recognized in stock-based compensation expense. The cost of stock-based compensation is recognized over the requisite service period, which is generally the vesting period of the respective award. Grants ranged from immediate vesting to over four years. The determination of fair value requires significant judgment and the use of estimates as the Company does not have an observable stock price. Prior to the Company having an observable transaction for the sale of common stock, the Company estimated the fair value of common stock using invested capital multiple and discounted present value to arrive at equity available for common shareholders. Upon the Private Placement described above, the Company estimated the fair value of common stock using the price per share of the Private Placement, with a de-minimis discount for lack of marketability as the Company’s common stock does not trade in an active market. For restricted common stock awards, shares are issued concurrently with the issuance of restricted common stock.

A summary of the restricted common stock award activity during the three months ended March 31, 2026, is as follows:

	Restricted Common Stock
		Weighted
	Number of	Average
	Shares	Fair Value
Unvested as of December 31, 2025	2,705,423	$0.76
Granted	—	—
Vested	(591,229)	0.57
Forfeited or cancelled	—	—
Unvested as of March 31, 2026	2,114,194	$0.87

A summary of the RSU activity during the three months ended March 31, 2026, is as follows:

	RSUs
		Weighted
	Number of	Average
	RSUs	Fair Value
Unvested as of December 31, 2025	669,451	$7.20
Granted	633,836	15.00
Vested	(185,000)	15.00
Forfeited or cancelled	—	—
Unvested as of March 31, 2026	1,118,287	$11.17

A summary of the stock option activity during the three months ended March 31, 2026, is as follows:

	Stock Options
		Weighted
	Number of	Average
	Options	Fair Value
Outstanding as of December 31, 2025	2,325,059	$3.03
Granted	5,898,664	10.56
Vested	—	—
Forfeited or cancelled	(6,000)	11.26
Unvested as of March 31, 2026	8,217,723	$8.43

The stock options were valued at the grant date using the Black-Scholes pricing model using the range of inputs as indicated below:

Risk-free interest rate	3.71-4.11%
Expected term (in years)	4.5-6.25
Expected volatility	85-86%
Expected dividend yield	0%

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

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s costs are classified in the statement of operations. Total stock-based compensation expense for the three months ended March 31, 2026 and 2025, was $10,384,851 and $31,999, respectively. During the three months ended March 31, 2026, the Company modified the liability-classified RSU award to remove the ability to settle the award in cash. As a result, the award no longer met the criteria for liability classification and was reclassified to equity. The modification was accounted for in accordance with ASC 718 and resulted in the remeasurement of the award at the fair value of $15 per share on the modification date. The RSU liability balance as of the modification date of $2,202,781 was reclassified to additional paid-in capital. The remeasurement resulted in a total incremental compensation cost of $2,691,000, which is recognized over the vesting period of the award.

As of March 31, 2026, the Company has unrecognized stock-based compensation expense of $75,944,405, which will be recognized over a weighted average period of 3.68 years.

Preferred Stock

As of March 31, 2026, the Company had 10,000,000 shares of preferred stock authorized at a par value of $0.0001. No preferred stock was issued and outstanding.

Note 9: Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date ordinary income or loss, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for the three months ended March 31, 2026 and 2025 is zero and differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax loss primarily due to the change in valuation allowance. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, and permanent differences. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes. The deferred tax assets are comprised primarily of net operating loss carry forwards. As of March 31, 2026, and December 31, 2025, the deferred tax assets continue to be subject to a full valuation allowance. The company maintains the valuation allowance based on the analysis of its cumulative loss position.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (OBBBA). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company has completed its initial assessment of the OBBBA corporate tax provisions which were enacted on July 4, 2025 and concluded that there would be no impact to its effective tax rate.

Note 10: Related Party Transactions

The Company has signed a consulting agreement with a related party, Deep Isolation Nuclear, Inc., a company co-founded by Deep Fission’s co-founder and Chief Executive Officer, to develop generic technical and regulatory guidance for management of the Company. Deep Fission’s Chief Executive Officer currently serves as a member of the board of directors of Deep Isolation Nuclear, Inc. The Company has previously paid certain administrative expenses to Deep Isolation Nuclear, Inc. For the three months ending March 31, 2026 and 2025, the Company did not make any payments to Deep Isolation Nuclear, Inc.

Note 11: Subsequent Events

In May 2026, the Company issued 188,701 shares of it’s common stock to former holders of our previously issued SAFE Notes, as previously agreed upon. The issuance related to our September 2025 financing activity and, in connection with this issuance, the investors executed settlement agreements releasing the Company from any potential future claims related to the conversion of the SAFE Notes.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties as described under the heading “Cautionary Note on Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” in the Annual Report. The forward-looking statements are not historical facts, but rather are based on management’s current expectations, estimates, forecasts, projections, beliefs and assumptions and on information available to us as of the date of this Quarterly Report about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements.

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

On the Merger Closing Date, we issued 38,538,922 shares of our common stock to existing holders of Legacy Deep Fission common stock and 85,000 shares of our common stock (the “Advisor Shares”) to an accredited investor in consideration for services rendered in connection with the Merger, while Surfside’s existing stockholders continued to hold an aggregate of 2,166,667 shares of our common stock (the “Retained Pre-Merger Shares”). We also reserved a total of 9,500,884 shares of our common stock under the 2025 Plan for future issuances of equity awards at the discretion of our board of directors to officers, employees, consultants and directors and reserved 1,000,000 shares of our common stock under the 2025 Employee Stock Purchase Plan (“2025 ESPP”) for future purchase by employees.

The September 2025 Private Placement

Concurrently with the consummation of the Merger, the Company also issued and sold 10,000,000 shares of our common stock in a private placement to certain accredited and institutional investors at a purchase price of $3.00 per share.

The February 2026 Private Placement

On February 5, 2026, the Company issued and sold 5,333,333 shares of common stock at a purchase price of $15.00 per share, to certain accredited and institutional investors pursuant to the subscription agreement for an aggregate purchase price of $80 million. The Company incurred offering costs of $4,850,668 in connection with this offering, which are recorded as a reduction of gross proceeds and recognized as a reduction to additional paid-in capital within stockholders’ equity.

Concurrently with this offering, the Company also issued warrants to purchase an aggregate 129,418 shares of its common stock, subject to customary anti-dilution adjustments for stock splits, stock dividends, and similar events, at an exercise price of $15.00 per share (the “February 2026 Warrants”). The February 2026 Warrants expire on the earlier of (i) five years after the Merger closing after the Merger Closing Date and (ii) three years after the Company’s shares of common stock are listed on a national securities exchange (as defined in the February 2026 Warrants agreement).

Accounting Considerations

The unaudited condensed consolidated financial statements and related footnotes included in this Quarterly Report include descriptions of Legacy Deep Fission’s previously outstanding common stock; however, in connection with the Merger, all shares of Legacy Deep Fission common stock were converted into the right to receive shares of our common stock. See “The Merger” and “The September 2025 Private Placement” above for detailed information regarding the transactions and the related conversion of the shares of Legacy Deep Fission’s common stock.

For financial reporting purposes, the Merger was treated as a recapitalization and reverse acquisition. Legacy Deep Fission is considered the acquirer for accounting purposes, meaning that the historical financial results of Legacy Deep Fission prior to the Merger are considered our historical financial results under applicable accounting principles. Accordingly, the unaudited condensed consolidated financial statements included in this Quarterly Report and discussed in this section, for all periods prior to the Merger, are those of Legacy Deep Fission and not Surfside.

Our Intended Business

As described under “Business Model and Revenue Streams” in Item 1, “Business,” of the Annual Report on Form 10-K for the year ended December 31, 2025, our business model is designed to generate revenue from (i) project-level equity participation, including indirect participation in project-level cash flows from electricity sales, (ii) one-time upfront revenue, generally expected to be associated with Gravity Reactor deployment and related upfront project development services and (iii) recurring revenue, generally expected to be associated with technology licensing and operations and maintenance services of Gravity Reactor installations. Because we have not yet commercialized a Gravity Reactor, none of these revenue streams have begun to materialize and are not reflected in our historical results.

Components of Results of Operations

Operating Expenses

General and administrative expenses primarily consist of costs associated with administrative staff salaries, facilities, utilities, insurance, marketing and advertising, stock-based compensation, legal fees and other office expenses related to our business functions.

Research and development expenses primarily represent costs incurred to develop our technology. These costs consist of personnel costs, including salaries, employee benefit costs, bonuses and stock-based compensation expenses, software costs, computing costs, hardware and experimental supplies, and expenses for outside engineering contractors for analytical work and consulting costs. We expense all research and development costs in the periods in which they are incurred.

Other Non-Operating Income (Expense)

Other non-operating income (expense) consists primarily of change in fair value of SAFE Notes (as defined below), interest income, interest expenses, and other miscellaneous expenses.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table sets forth our summarized financial information for the periods indicated:

	For the Three Months Ended
	March 31,
	2026	2025	$ Variance	% Variance
Operating expenses
General and administrative expenses	$13,965,950	$1,034,619	$12,931,331	1,250%
Research and development expenses	7,872,531	684,393	7,188,138	1,050%
Operating expenses	21,838,481	1,719,012	20,119,469	1,170%
Operating loss	(21,838,481)	(1,719,012)	(20,119,469)	1,170%

Other non-operating income (expense)
Interest income	492,608	—	492,608	100%
Change in Fair Value of SAFE Notes	—	(1,418,066)	1,418,066	100%
Other income (expenses)	2,426	191	2,235	1,170%
Total non-operating income (expense)	495,034	(1,417,875)	1,912,909	100%

Net loss	$(21,343,447)	$(3,136,887)	$(18,206,560)	580%

Operating Expenses

General and administrative expenses increased by $12.9 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in general and administrative expenses was primarily attributable to a $10.4 million increase in non-cash stock-based compensation expense, as well as increased legal costs, salary and benefit costs due to an increase in the number of employees year over year, and marketing costs.

Research and development expenses increased by $7.2 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase was primarily attributable to the advancement of the Company’s operating plans and progression of first phase of the Company’s phased deployment plan, as well as higher salary, non-cash stock-based compensation expense, and benefit costs associated with increased headcount, and increased consulting fees supporting research and development activities.

Other Non-Operating Income (Expense)

Other non-operating income increased by $1.9 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This increase was primarily driven by the absence of a loss from the change in fair value of SAFE Notes in the current period, as all SAFE Notes were converted into common stock in connection with the Merger prior to March 31, 2026. Interest income for the three months ended March 31, 2026 consisted primarily of interest earned on the February 2026 Private Placement funds.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance and sale of our equity securities. Our primary requirements for liquidity and capital are to finance working capital and capital expenditures associated with operating and managing the Company, as well as for general corporate purposes. As of March 31, 2026, our principal source of liquidity was our cash and cash equivalents of $84.8 million. On February 5, 2026, the Company issued and sold 5,333,333 shares of common stock at a purchase price of $15.00 per share, to certain accredited and institutional investors pursuant to the subscription agreements for an aggregate purchase price of $80.0 million. The aggregate net proceeds to the Company from the offering was approximately $75.1 million, after deducting fees to the placement agents and expenses payable by the Company. We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments. Since our inception, we have generated significant operating losses as reflected in our accumulated deficit of $88.1 million as of March 31, 2026. We generated a positive cash flow of $61.0 million for the period ended March 31, 2026 due to financing activities.

We expect to use our proceeds from the February 2026 Private Placement for general working capital and corporate purposes, including towards the engineering, research and development of our first pilot nuclear reactor and related technologies. A portion of the net proceeds from the February 2026 Private Placement will also be used to cover management, overhead, legal and accounting fees and expenses relating to the Merger and the February 2026 Private Placement and could include potential acquisitions of complementary businesses or assets (though none is currently contemplated). Based on our expectation of continued operating losses for at least the near term, we anticipate our existing cash and cash equivalents, together with net proceeds from the February 2026 Private Placement, will not be sufficient to operate our business for the next twelve months. Accordingly, we determined that there is substantial doubt about our ability to continue as a going concern. In order to continue to operate our business beyond that time, we will need to raise substantial additional capital.

In addition to our cash and cash equivalents currently available to support these activities, we estimate that we will require $200 million of additional capital to complete development of, and license and commercially deploy, our first commercial reactor, but we expect we can complete the development and begin operation of an initial test reactor with approximately half that amount of additional capital. We are actively evaluating potential financing sources, including equity issuances, debt financing, strategic partnerships, and other capital raising transactions. The Company has historically been able to raise capital through equity and equity-linked instruments, such as SAFE Notes and private placement equity issuances, and believes that it has a reasonable basis for its expectation that it will be able to raise additional funds. However, there can be no assurance that such financing will be available on acceptable terms, on a timely basis, or at all. To the extent that we raise additional capital through the issuance of equity or convertible securities, the ownership interests of our existing stockholders will be diluted. Moreover, the terms of such securities or any other financing may include preferences or other rights that adversely affect the value of, or rights of holders of, our common stock. Debt financing, if available, could result in additional debt service obligations, and debt financings or other financings may involve covenants that restrict our operations or financial flexibility. However, our management team will have broad discretion in making strategic decisions to execute our growth plans, and there can be no assurance that management’s decisions will result in successful achievement of our business objectives. In addition, our estimate as to the sufficiency of our current cash, cash equivalents and short-term investments and our current operating plan as discussed above are based on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate.

Cash Flows

Three months ended March 31, 2026 and 2025

As of March 31, 2026, our cash and cash equivalents were $84.8 million. The following table shows a summary of our cash flows for the periods presented:

	For the Three Months Ended
	March 31,
	2026	2025	$ Change
Net cash (used in) provided by:
Operating activities	$(14,047,760)	$(1,627,908)	$(12,419,852)
Investing activities	(53,439)	(15,155)	(38,284)
Financing activities	75,149,332	860,800	74,288,532
Net increase (decrease) in cash and cash equivalents	$61,048,133	$(782,263)	$61,830,396

Operating Activities

Net cash used in operating activities increased by $12.4 million, to $14.0 million for the three months ended March 31, 2026, compared to the net cash used in operating activities of $1.6 million for the months ended March 31, 2025. The increase in net cash used in operating activities was primarily attributable to increased net losses, changes in working capital, including prepaids and accounts payable, and other current liabilities.

Investing Activities

Net cash used in investing activities increased by $38.3 thousand, to $53.4 thousand for the months ended March 31, 2026, compared to the net cash used in investing activities of $15.2 thousand for the three months ended March 31, 2025. The increase was driven by additions by the Company to property and equipment.

Financing Activities

Net cash provided by financing activities increased by $74.3 million, to $75.1 million for the three months ended March 31, 2026, compared to the net cash provided by financing activities of $860.8 thousand for the three months ended March 31, 2025. The increase in net cash provided by financing activities was primarily attributable to proceeds from the February 2026 Private Placement.

Contractual Obligations and Commitments

During the three months ended March 31, 2026, the Company entered into an uncancelable commitment with a supplier to purchase low-enriched uranium fuel at a cost of approximately $9.2 million.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements and the related notes thereto included in this Quarterly Report are prepared in accordance with United States generally accepted accounting principles. The preparation of unaudited condensed consolidated financial statements also requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected. We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the estimates we believe are most critical to aid in fully understanding and evaluating our financial condition, results of operations and future performance. We have described our significant accounting policies within Note 2 to our unaudited condensed consolidated financial statements included herein.

SAFE Notes

In 2025, the Company issued SAFE Notes in exchange for cash financing. The SAFE Notes converted into our common stock in connection with the Merger in September 2025. The Company accounted for its SAFE Notes as derivatives under the FASB ASC 815, Derivatives and Hedging, and presented them as long-term liabilities in the accompanying consolidated balance sheets. The determination of fair value for the Company’s SAFE Notes required significant judgment and the use of estimates. We have described the valuation of the SAFE Notes in Note 5 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

Recent Accounting Pronouncements

A discussion of recently issued accounting pronouncements and recently adopted accounting pronouncements is included in Note 2 to our unaudited condensed consolidated financial statements included in this Quarterly Report under the heading “Summary of Significant Accounting Policies.”

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses in internal control over financial reporting, as previously disclosed in Part II, Item 9A of our Annual Report and continue to exist as of March 31, 2026.

Notwithstanding the identified material weaknesses, management believes that the financial statements and related financial information included in this Quarterly Report fairly present, in all material respects the financial condition, results of operations and cash flows of the Company as of, and for the periods presented in accordance with U.S. generally accepted accounting principles.

Remediation Update

As previously described in Part II, Item 9A of our Annual Report, the Company began implementing a remediation plan to address the material weaknesses mentioned above, including designing and implementing increased controls along with increasing oversight and review of controls. Specifically, we have taken the following steps to remediate the identified material weaknesses and improve our internal control over financial reporting: (i) we have hired key personnel with relevant financial reporting and controls expertise to strengthen our finance and accounting function, and to address the material weaknesses related to IT general controls and segregation of duties; and (ii) we are currently in the implementation phase of a new equity management and reporting system. We continue to evaluate and implement additional remediation initiatives as appropriate.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may become involved in litigation, investigations, claims or legal proceedings arising in the ordinary course of business. Litigation, investigations, claims and other legal proceedings are subject to inherent uncertainties, and an adverse outcome in one or more matters could occur and may have a material adverse effect on our business, prospects, results of operations, and financial condition. Except as described in our Annual Report, we are not aware of any material pending legal proceedings to which we are a party. There have been no material changes to the status of legal proceedings discussed in our Annual Report.

ITEM 1A. Risk Factors

Our business, results of operations, financial condition and stock price can be materially and adversely affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report under the heading “Risk Factors.” There have been no material changes to the Company’s risk factors disclosed in the Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosure

Not applicable.

ITEM 5. Other Information

Insider Trading Arrangements and Policies

During the quarterly period ended March 31, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Items 408(a) and 408(c) of Regulation S-K), respectively.

ITEM 6. Exhibits

Exhibit Number	Description of Document
10.1+*	Offer Letter by and between the Company and Mark Peres, dated February 27, 2026.
10.2§

Form of Subscription Agreement, dated February 5, 2026, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 10, 2026).

10.3§

Form of Registration Rights Agreement, dated February 5, 2026, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 10, 2026).

10.4	Form of 2026 Placement Agent Warrant (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 10, 2026).
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

32.1˄	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2˄	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension with Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
*	Filed herewith.
+	Denotes management compensatory contract or arrangement.
§

Certain exhibits or schedules to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

˄

Exhibits 32.1 and 32.2 and the XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DEEP FISSION, INC.
(Registrant)

Date: May 8, 2026	By:	/s/ Elizabeth Muller
Elizabeth Muller
Title: Chair, President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026	By:	/s/ William (Mark) Schmitz
William (Mark) Schmitz
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)