Form 10-Q
period 2026-06-30
DEEP FISSION, INC.
filed 2026-08-03
CIK 1918102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-56407

Deep Fission, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-4265302
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Addison St., Suite 300 Berkeley, California 94704
(Address of principal executive offices)

(707) 400-0778
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s):	Name of Each Exchange on Which Registered:
Common Stock, par value $0.0001 per share	FISN	The Nasdaq Global Market

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

As of July 27, 2026, there were 58,905,938 shares of common stock issued and outstanding.

DEEP FISSION, INC. AND SUBSIDIARIES

Fiscal Quarter Ended June 30, 2026

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

Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding:

●	our future results of operations and financial condition;
●	our business strategy, including our commercialization strategy and our ability to generate revenue and the expected function and benefits of our Gravity Nuclear Reactor (“Gravity Reactor”) design and related boreholes;
●	our plans, objectives, and expectations for our business;
●	our ability to maintain the listing of our common stock on Nasdaq;
●	our phased deployment plan, including our targeted or expected timelines;
●	our operations and technology, including the development of our technology according to our expectations;
●	the targeted electrical generation capacity and safety expectations of our reactors;
●	our expectations regarding experiences and efficiencies gained through deployments and the impact on later deployments;
●	the requirement to, and ability to obtain, regulatory approvals, including licensing with the NRC (as defined herein);
●	our expectations regarding our potential customer group;
●	our expectations regarding our intellectual property protection, including securing or maintaining any patents;
●	the period over which we anticipate our existing cash will be sufficient to operate our business;
●	our expected costs and the timeline for those costs, including the amount of additional capital required to complete development of, and license and commercially deploy, our first commercial reactor, and the availability of potential financings to obtain such additional capital; and
●	the assumptions underlying or relating to any of the foregoing.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements in this Quarterly Report include, among other things, the factors summarized below:

●	our status as a pre-revenue company, our ability to continue as a going concern, and our ability to achieve or sustain profitability;
●	our ability to raise substantial additional capital through equity, debt or other financing transactions on acceptable terms, or at all, to fund our operations, technology development, regulatory activities, construction, testing and commercialization;

●	our ability to design, develop, test, validate, license, construct, deploy and operate our Gravity Reactor and related technologies, including the feasibility of our subsurface deployment model and our ability to drill, construct and maintain boreholes and related infrastructure to the required depth, width and technical specifications;
●	our ability to identify, acquire, lease or otherwise obtain access to suitable sites for the construction and operation of our facilities, including sites with appropriate geologic characteristics and regulatory approvals for drilling and nuclear activities;
●	our ability to build, commission and successfully operate test reactors, demonstration facilities or commercial reactors, including under the DOE’s (as defined herein) Reactor Pilot Program or other government programs;
●	our ability to obtain, maintain and renew required licenses, permits and approvals from the NRC, the DOE and other federal, state, local or foreign governmental and regulatory authorities, and the timing and outcome of such regulatory processes;
●	the availability, timing, adequacy and cost of nuclear fuel necessary to operate our reactors, including low-enriched uranium (“LEU”) or other fuels, and our ability to secure fuel supply arrangements on commercially reasonable terms, or at all;
●	the cost, availability and performance of key materials, components and services, including specialized nuclear, drilling and industrial equipment and services, and our reliance on third-party suppliers, contractors and strategic partners;
●	our ability to manage operating expenses, capital expenditures and construction costs, including the risk that development or deployment costs may be higher than anticipated;
●	our ability to meet development, construction, testing, regulatory and commercialization timelines;
●	the willingness of customers, investors, strategic partners and regulators to adopt or support our technology, particularly given our limited operating history and the fact that our technology has not yet been proven at commercial scale;
●	our ability to identify customers for our electricity or related services and to negotiate and enter into power purchase agreements or other long-term commercial arrangements on acceptable terms, or at all;
●	our ability to obtain timely and cost-effective interconnection to electric transmission systems and access to sufficient transmission capacity to deliver electricity generated by our facilities to customers;
●	our ability to attract and retain qualified personnel, including our executive officers, technical leadership and other key employees;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others;
●	the development of an active trading market for our common stock, including our ability to maintain a listing on Nasdaq, and the risk that an active or liquid trading market may not develop or be sustained;
●	the liquidity and potential volatility of the market price of our common stock if a trading market develops;
●	the impact of domestic and international economic, financial, political and legal developments on our operations, including changes in interest rates, inflation, taxes, tariffs, trade policies, commodity costs, labor costs and capital markets conditions;
●	changes in laws, regulations, policies, mandates, interpretations, enforcement priorities and funding levels applicable to nuclear energy, environmental protection, drilling, construction and other aspects of our business;
●	the risk of accidents, safety incidents, operational failures, construction incidents or other catastrophic events associated with nuclear facilities or related infrastructure, including risks of personal injury, illness, death, environmental contamination, property damage and associated liability;
●	our potential exposure to environmental liabilities, including under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other environmental, health and safety laws and regulations;

●	the costs associated with the handling, storage, transportation and disposal of spent nuclear fuel and other radioactive or hazardous materials;
●	cybersecurity risks affecting our systems, infrastructure, facilities or third-party partners;
●	the outcome of litigation, investigations, regulatory proceedings or other legal matters;
●	risks relating to negative public or political perception of us or the nuclear energy industry generally; and
●	the risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report.

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

Forward-looking statements in this Quarterly Report are based on management’s current expectations, estimates, forecasts, projections, beliefs and assumptions and on information available to us as of the date of this Quarterly Report. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that such expectations will prove to be correct. Forward-looking statements are inherently subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, that could cause our actual results, performance, developments or achievements to differ materially from those expressed in or implied by the forward-looking statements.

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

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

DEEP FISSION, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$93,016	$23,719
Prepaid expenses	4,710	713
Other current assets	43	—
Total current assets	97,769	24,432

Property and equipment, net	101	37
Long-term prepaid expenses	9,388	221
Operating lease right-of-use assets	50	—

Total assets	$107,308	$24,690

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$5,069	$538
Accrued expenses	1,094	184
Operating lease liabilities - current	28	—
Accrued compensation	2,334	25
RSU liability award	—	1,656
Total current liabilities	8,525	2,403

Operating lease liabilities - non-current	28	—

Total liabilities	8,553	2,403

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit)
Common stock, par value $0.0001 and $0.0001 per share, 300,000,000 shares authorized, 59,745,938 and 51,099,089 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	6	5
Additional paid-in capital	217,829	89,009

Accumulated deficit	(119,080)	(66,727)

Total stockholders’ equity	98,755	22,287

Total liabilities and stockholders’ equity	$107,308	$24,690

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

DEEP FISSION, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operating expenses
General and administrative expenses	$13,289	$1,234	$27,255	$2,269
Research and development expenses	18,297	865	26,169	1,550
Operating expenses	31,586	2,099	53,424	3,819
Operating loss	(31,586)	(2,099)	(53,424)	(3,819)

Other non-operating income (expense)
Interest income	574	—	1,067	—
Change in fair value of SAFE Notes	—	(1,701)	—	(3,119)
Other income	3	1	4	2
Total non-operating income (expense)	577	(1,700)	1,071	(3,117)

Net loss	$(31,009)	$(3,799)	$(52,353)	$(6,936)

Basic and diluted weighted average shares outstanding of common stock	55,098,477	14,002,557	53,532,466	14,057,349

Basic and diluted net loss per share of common stock	$(0.56)	$(0.27)	$(0.98)	$(0.49)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

DEEP FISSION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	For the Three and Six Months Ended June 30, 2025
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	16,320,839	$2	$1,641	$(5,725)	$(4,082)
Stock-based compensation	—	—	32	—	32
Issuance of restricted stock awards	14,411	—	—	—	—
Net loss	—	—	—	(3,137)	(3,137)
Balance at March 31, 2025	16,335,250	2	1,673	(8,862)	(7,187)
Stock-based compensation	—	—	196	—	196
Cancellation/forfeiture of restricted stock awards	(77,946)	—	—	—	—
Net loss	—	—	—	(3,799)	(3,799)
Balance at June 30, 2025	16,257,304	$2	$1,869	$(12,661)	$(10,790)

	For the Three and Six Months Ended June 30, 2026
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2025	51,099,089	$5	$89,009	$(66,727)	$22,287
Stock-based compensation	—	—	9,838	—	9,838
Modification of RSU liability award	—	—	2,203	—	2,203
Vesting of restricted stock units	185,000	—	—	—	—
Issuance of private placement common stock	5,333,333	1	79,999	—	80,000
Offering costs	—	—	(4,851)	—	(4,851)
Issuance of placement agent warrants (equity component)	—	—	1,239	—	1,239
Issuance costs – placement agent warrants (non-cash)	—	—	(1,239)	—	(1,239)
Net loss	—	—	—	(21,344)	(21,344)
Balance at March 31, 2026	56,617,422	6	176,198	(88,071)	88,133
Stock-based compensation	—	—	7,340	—	7,340
Vesting of restricted stock units	430,000	—	—	—	—
Issuance of initial public offering common stock	2,500,000	—	40,000	—	40,000
Underwriting discounts and offering costs related to the initial public offering	—	—	(5,709)	—	(5,709)
Issuance of common stock for cashless exercise of equity component warrants	9,815	—	—	—	—
Issuance of common stock to former SAFE note holders	188,701	—	—	—	—
Net loss	—	—	—	(31,009)	(31,009)
Balance at June 30, 2026	59,745,938	$6	$217,829	$(119,080)	$98,755

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

DEEP FISSION, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(52,353)	$(6,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20	3
Change in fair value of SAFE notes	—	3,119
Stock-based compensation	17,725	228
Changes in operating assets and liabilities:
Prepaid expenses	(13,164)	(87)
Other current assets	(43)	—
Accounts payable	2,434	92
Accrued expenses	610	(32)
Accrued compensation	2,309	(19)
Net cash used in operating activities	(42,462)	(3,632)

Cash flows from investing activities:
Purchases of property and equipment	(78)	(29)
Net cash used in investing activities	(78)	(29)

Cash flows from financing activities:
Proceeds from convertible SAFE notes	—	1,711
Proceeds from private placement	80,000	—
Offering costs paid related to private placement	(4,851)	—
Proceeds from initial public offering, net of underwriting discounts and commissions	36,800	—
Offering costs paid related to initial public offering	(112)	—
Net cash provided by financing activities	111,837	1,711

Net increase (decrease) in cash and cash equivalents	69,297	(1,950)

Cash and cash equivalents, beginning of the year	23,719	6,729
Cash and cash equivalents, end of the period	$93,016	$4,779

Supplemental cash flow information:
Subscription of SAFE notes	$—	$33
Right-of-use assets acquired through operating leases	$62	$—

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

DEEP FISSION, INC.

Notes to the Condensed Consolidated Financial Statements

(In thousands, except share, per share, and percentage data)

(UNAUDITED)

Note 1: Description of Business and Basis of Presentation

Organization

Deep Fission, Inc. (“Deep Fission” or the “Company”) was incorporated on July 17, 2023, under the laws of the state of Delaware.

Surfside Acquisition Inc. (“Surfside”) was incorporated in the State of Delaware on December 10, 2021. Prior to the Merger (as defined below), Surfside was a “shell company” (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). On September 5, 2025 (the “Merger Closing Date”), Surfside completed a merger (the “Merger”) with Deep Fission Nuclear, Inc. (formerly known as Deep Fission, Inc.), a private Delaware corporation (“Legacy Deep Fission”), pursuant to an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), under which a wholly owned subsidiary of Surfside merged with and into Legacy Deep Fission, with Legacy Deep Fission continuing as the surviving corporation and becoming a wholly owned subsidiary of Surfside. In connection with the transaction, Surfside changed its name to Deep Fission, Inc. For financial reporting purposes, the transaction was treated as a recapitalization and reverse acquisition, with Legacy Deep Fission considered the accounting acquirer. See below, Recapitalization, for the accounting of the Merger.

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations applicable to interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These unaudited condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Financial information as of December 31, 2025 has been derived from the Company’s audited financial statements and notes thereto as of that date.

For accounting purposes, the Merger was treated as a reverse recapitalization outside the scope of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, “Business Combinations” (see Organization above and Recapitalization below), with Legacy Deep Fission considered the accounting acquirer and the Company (formerly Surfside Acquisition Inc.) considered the legal acquirer. Accordingly, these interim unaudited condensed consolidated financial statements represent a continuation of the financial statements of Legacy Deep Fission, with the Merger reflected as the equivalent of Legacy Deep Fission issuing shares for the net assets of Surfside, accompanied by a recapitalization.

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

Liquidity and Going Concern

As of June 30, 2026, the Company had cash and cash equivalents of $93,016. The Company continues to incur significant operating losses. For the three months ended June 30, 2026, the Company had a net loss of $31,009. For the six months ended June 30, 2026, the Company had a net loss of $52,353 and cash used in operating activities of $42,462. As of June 30, 2026, the Company had an accumulated deficit of $119,080. Management expects that significant ongoing operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products and services. During the quarter, the Company completed its initial public offering, resulting in proceeds of $34,291, net of underwriting discounts and commissions and offering costs. While the offering strengthened the Company’s liquidity position, management’s current operating plan indicates that the proceeds from the offering, together with existing cash and cash equivalents, will not be sufficient to fund the Company’s planned operations through the one-year period following the issuance of these interim unaudited condensed consolidated financial statements. Accordingly, these circumstances continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these interim unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to establish a source of revenue and, in the near term, to raise additional capital to fund its operations.

The Company plans to access capital resources through possible public or private equity issuances, debt financings, corporate collaborations, and other means. The Company has historically been able to raise capital through equity and equity-linked instruments, such as Simple Agreements for Future Equity (“SAFE Notes”), private placements of its securities, and public equity issuances. However, no assurance can be provided that it will continue to be successful in raising capital in the future. While the Company believes that it has a reasonable basis for its expectation that it will be able to raise additional funds, there is no assurance that the Company will be able to complete additional financing on acceptable terms, on a timely basis, or at all.

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

On September 5, 2025, the Company issued an aggregate of 10,000,000 shares of its common stock at a purchase price of $3.00 per share in a private placement (the “Private Placement”) to certain accredited and institutional investors for aggregate gross consideration of $30,000. The Company also issued warrants to each of the U.S. registered broker-dealers acting as placement agents in connection with the Private Placement representing the right to acquire, on the terms set forth therein, 586,666 shares of its common stock.

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

Segments

In accordance with criteria under ASC 280, “Segment Reporting”, which establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers, the Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer (“CEO”). The Company’s CODM reviews results to assess performance, make decisions, and allocate operating and capital resources of the Company as a whole. The CODM has made decisions and assessed performance at the Company level as one segment. The CODM does not distinguish its principal business activities for the purpose of internal reporting and uses net loss and available capital resources to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly by comparing the actual results with historical budgets.

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

The Company’s cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the short-term nature of these assets and liabilities. The Company’s SAFE Notes (see Note 4) and restricted stock unit award (“RSU”) liability (see Note 7) were carried at fair value and classified as Level 3 liabilities.

		Fair Value Measurements as of December 31, 2025
	Fair Value Total	Level 1	Level 2	Level 3
RSU liability award	$1,656	$—	$—	$1,656

Upon a modification of the settlement features of the liability-classified RSU award that occurred during the six months ended June 30, 2026, the award was reclassified from liabilities to equity within the accompanying interim unaudited condensed consolidated balance sheets (see Note 7).

Cash and Cash Equivalents

The Company maintains deposits in financial institutions that at times exceed the insured amounts provided by the Federal Deposit Insurance Corporation (“FDIC”). As of June 30, 2026 and December 31, 2025, the amount of cash exceeding the FDIC insurance limit was $92,266 and $23,219, respectively. The Company believes it is not exposed to any significant credit risk to cash. Money market funds and other short-term investments with an original maturity of three months or less are considered cash equivalents.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance which do not extend the useful lives of the assets are charged to operations as incurred.

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of those assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future undiscounted cash flows be less than the carrying value, the Company would recognize an impairment loss at that time. No impairment loss was recognized during the three and six months ended June 30, 2026 and 2025. The estimated useful lives of the Company’s property and equipment are as follows:

Useful Life
Equipment	3 years

SAFE Notes

The Company previously issued SAFE Notes in exchange for cash financing. The Company accounted for its SAFE Notes as derivatives under the FASB ASC 815-40, “Derivatives and Hedging - Contracts in Entity’s own Equity”, and ASC 815-10, “Derivatives and Hedging—Overall” and presented them as long-term liabilities in the accompanying interim unaudited condensed consolidated balance sheets. Changes in the fair value of the SAFE Notes were recorded in earnings.

Immediately upon the effectiveness of the Merger on September 5, 2025, the SAFE Notes were converted into shares of the Company’s common stock (see Note 4).

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

Net Loss Per Common Share

The Company calculates basic net loss per common share in accordance with ASC 260, “Earnings Per Share”, based on the weighted-average number of outstanding common shares during the fiscal period. Diluted loss per common share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. The calculation of diluted net loss does not consider the effect of the warrants to purchase an aggregate of 704,084 common stock with exercise contingent on future events, unvested restricted common stock of 1,886,427, stock options to purchase an aggregate of 8,099,083 common stock, and unvested RSUs of 688,287, because their inclusion would be anti-dilutive under the treasury stock method. In periods where potentially dilutive securities are anti-dilutive, such amounts are excluded from the calculations of diluted earnings (loss) per share. All potentially dilutive securities are anti-dilutive for the three and six months ended June 30, 2026 and 2025. For the six months ended June 30, 2025, the Company had SAFE Notes, the conversion of which would have been anti-dilutive.

Income Tax (Provision) Benefit

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which those temporary differences are expected to reverse.

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

New Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements”, to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB ASC with the SEC’s regulations. The amendments in ASU 2023-06 will become effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of ASU 2023-06 on its interim unaudited condensed consolidated financial statements. Adoption is not expected to have a material impact on the Company’s interim unaudited condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” as an update to ASC Topic 220-40, which will be effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 was issued to improve the disclosures about a public business entity’s expenses and address requests from investors for more disaggregated disclosures about the types of expenses (including employee compensation, depreciation, and amortization) in commonly presented expense captions (such as general and administrative expenses). In January 2025, the FASB also issued ASU 2025-01 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” to clarify the effective date provisions of ASU 2024-03 related to expense disaggregation disclosures. The Company is currently evaluating the impact of ASU 2024-03 and ASU 2025-01 on its interim unaudited condensed consolidated financial statements.

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

Note 3: Property and Equipment

Property and equipment consisted of the following:

	As of June 30,	As of December 31,
	2026	2025
Property and equipment	$124	$46
Less: accumulated depreciation	(23)	(9)
Property and equipment, net	$101	$37

Depreciation expense for the three months ended June 30, 2026 and 2025 was $9 and $2, respectively, and $14 and $3 for the six months ended June 30, 2026 and 2025, respectively.

Note 4: SAFE Notes

During the six months ended June 30, 2025, the Company issued SAFE Notes in exchange for an aggregate amount of $1,644. The Company received total cash proceeds during the period of $1,711, consisting of $1,644 of cash from the issuance of SAFE Notes and $67 of cash received from the subscription of a SAFE Note. As of June 30, 2025, the estimated fair value of the SAFE Notes totaled $15,546.

Prior to completion of the Merger, each SAFE Note holder gave consent to convert into shares of the Company’s common stock at the valuation cap reflected in each SAFE Note. In connection with the Merger, all SAFE Notes converted into 19,601,182 shares of the Company’s common stock, and the Company recorded a loss from the change in fair value on the date of conversion of approximately $39,834.

In May 2026, the Company issued 188,701 shares of its common stock to former holders of our previously issued SAFE Notes, as previously agreed upon. The issuance related to the Company’s September 2025 financing activity and, in connection with this issuance, the investors executed settlement agreements releasing the Company from any potential future claims related to the conversion of the SAFE Notes.

There were no issuances of SAFE Notes, nor any subscriptions of SAFE Notes, during the six months ended June 30, 2026.

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

The key assumptions used in the Monte Carlo simulation are presented in the table below:

June 30,
2025
Asset volatility(1)	90 - 105%
Risk-free rate(2)	3.64 - 4.00%
Expected term(3)	6 - 42 months

(1)Volatility was based on implied and historical volatility of the share price of peer companies.

(2)Risk-free rate based on the U.S. Treasury yield in effect at the time of SAFE Notes consistent with the expected term.

(3)The simulation considered a 6-month term for an equity event and a 3.5-year term for a liquidity event.

The following table presents a reconciliation of the Company’s SAFE Notes liability measured at fair value on a recurring basis, using Level 3 inputs:

SAFE Notes
As of December 31, 2024	$10,783
SAFE Notes issued during the period	1,644
Change in fair value during the period	3,119
Conversion of SAFE Notes to common stock	—
As of June 30, 2025	$15,546

All SAFE Notes were converted into shares of the Company’s Common Stock as part of the Merger in September 2025, and therefore there were no SAFE Notes outstanding during the six months ended June 30, 2026 and December 31, 2025, respectively.

Note 6: Commitments and Contingencies

During the six months ended June 30, 2026, the Company entered into a noncancelable commitment with a supplier to purchase low-enriched uranium fuel at a cost of approximately $9,200 and made the required payment in accordance with the terms of the agreement.

The Company also entered into a purchase commitment of approximately $4,100 for the procurement of borehole casing to support its operations.

In February 2026, the Company entered into an operating lease, as the lessee, for approximately 100 acres located within the Great Plains Industrial Park in Parsons, Kansas (the “Kansas Site”), with a noncancelable lease term of approximately two years. The Company has commenced initial site development activities intended to inform borehole design, drilling techniques, and site suitability for future reactor deployment. The lease agreement includes renewal options, as well as a mandatory purchase option for a purchase price of approximately $5,000 if the Company is granted a license for commercial operation of the future reactor by the NRC at the Kansas Site; however, these options have not been included in the lease term as the Company is not reasonably certain to exercise them at this time.

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

Note 7: Stockholders’ Equity

Common Stock

As of June 30, 2026, the Company had 300,000,000 shares of common stock authorized with a par value of $0.0001.

The September 5, 2025 Private Placement

Concurrently with the consummation of the Merger, the Company also issued and sold 10,000,000 shares of its common stock in the Private Placement to certain accredited and institutional investors at a purchase price of $3.00 per share (the “September 2025 Private Placement”). The Company incurred offering costs of $2,910 in connection with the September 2025 Private Placement, which were recorded as a reduction of the gross proceeds and recognized as a reduction to additional paid-in capital within stockholders’ equity.

The February 5, 2026 Private Placement

On February 5, 2026, the Company issued and sold 5,333,333 shares of common stock at a purchase price of $15.00 per share, to certain accredited and institutional investors pursuant to the subscription agreements for an aggregate purchase price of $80,000 (the “February 2026 Private Placement”). The Company incurred offering costs of $4,851 in connection with the February 2026 Private Placement, which are recorded as a reduction of gross proceeds and recognized as a reduction to additional paid-in capital within stockholders’ equity.

Initial Public Offering

On June 22, 2026, the Company completed its initial public offering (the “IPO”) of 2,500,000 shares of its common stock at a public offering price of $16.00 per share. The Company received gross proceeds of approximately $40,000. After deducting underwriting discounts and commissions of $3,200 and offering expenses of $2,509 paid or payable by the Company, net proceeds from the IPO were $34,291. Of the total offering expenses, approximately $2,397 was included in accounts payable and accrued expenses as of June 30, 2026 and was subsequently paid after June 30, 2026.

The Company intends to use the net proceeds from this offering for general working capital and corporate purposes, including towards the engineering, research and development, licensing and construction of its first pilot nuclear reactor and supporting the advancement, development, and commercialization of related technologies.

Warrants

As part of the February 2026 Private Placement, the Company issued warrants to purchase an aggregate 129,418 shares of its common stock, subject to customary anti-dilution adjustments for stock splits, stock dividends, and similar events, at an exercise price of $15.00 per share (the “February 2026 Warrants”) to the placement agents. The February 2026 Warrants expire on the earlier of (i) five years after the Merger Closing Date and (ii) three years after the Company’s shares of common stock are listed on a national securities exchange (as defined in the February 2026 Warrants agreement). The February 2026 Warrants are indexed to the Company’s own stock and do not permit net cash settlement under circumstances outside of the Company’s control, and thus were accounted for as equity-classified instruments in accordance with ASC 718 and ASC 815-40. The February 2026 Warrants were measured at their grant-date fair value of $9.58 per warrant share, using a Black-Scholes valuation model. The total fair value of $1,239 was recorded as an equity issuance cost and reflected as a reduction to additional paid-in capital, with a corresponding increase to additional paid-in capital for the warrant equity, resulting in no net impact to total stockholders’ equity.

During the three months ended June 30, 2026, 12,000 warrants were exercised on a cashless basis pursuant to the terms of the agreement. As a result, the Company issued 9,815 shares of its common stock. No cash proceeds were received by the Company in connection with the exercise, and the carrying amount associated with the exercised warrants was reclassified within additional paid-in capital, with no impact on total stockholders’ equity.

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

RSAs, RSUs, and Stock Options

During the six months ended June 30, 2026 and 2025, the Company’s Board approved the issuances of RSAs, RSUs, and Stock Options to employees, officers, directors, and consultants. Stock-based compensation expense is measured based on the fair value of awards in accordance with ASC 718. Equity-classified awards are measured at grant-date fair value and are not subsequently remeasured. Liability-classified awards are remeasured at fair value at each reporting date until settlement, with changes in fair value recognized in stock-based compensation expense. The cost of stock-based compensation is recognized over the requisite service period, which is generally the vesting period of the respective award. Grants ranged from immediate vesting to over four years. The determination of fair value required significant judgment and the use of estimates as the Company did not have an observable stock price. Prior to the Company having an observable transaction for the sale of common stock, the Company estimated the fair value of common stock using invested capital multiple and discounted present value to arrive at equity available for common shareholders. Upon the Private Placement described above, the Company estimated the fair value of common stock using the price per share of the Private Placement, with a de-minimis discount for lack of marketability as the Company’s common stock did not trade in an active market. For restricted common stock awards, shares are issued concurrently with the issuance of restricted common stock.

A summary of the restricted common stock award activity during the six months ended June 30, 2026, is as follows:

	Restricted Common Stock
		Weighted
	Number of	Average
	Shares	Fair Value
Unvested as of December 31, 2025	2,705,423	$0.76
Granted	—	—
Vested	(818,996)	0.79
Forfeited or cancelled	—	—
Unvested as of June 30, 2026	1,886,427	$0.87

A summary of the RSU activity during the six months ended June 30, 2026, is as follows:

	RSUs
		Weighted
	Number of	Average
	RSUs	Fair Value
Unvested as of December 31, 2025	669,451	$7.20
Granted	633,836	15.00
Vested	(615,000)	15.00
Forfeited or cancelled	—	—
Unvested as of June 30, 2026	688,287	$8.77

A summary of the stock option activity during the six months ended June 30, 2026, is as follows:

	Stock Options
		Weighted
	Number of	Average
	Options	Fair Value
Outstanding as of December 31, 2025	2,325,059	$3.03
Granted	5,898,664	10.56
Exercised	—	—
Forfeited or cancelled	(124,640)	5.32
Outstanding as of June 30, 2026	8,099,083	$8.48
Exercisable as of June 30, 2026	819,172	$2.19

The stock options were valued at the grant date using the Black-Scholes pricing model using the range of inputs as indicated below:

Risk-free interest rate	3.71 - 4.11%
Expected term (in years)	4.5 - 6.25
Expected volatility	85 - 86%
Expected dividend yield	0%

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

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s costs are classified in the statement of operations. Total stock-based compensation expense for the three months ended June 30, 2026 and 2025, was $7,340 and $196, respectively and $17,725 and $228 for the six months ended June 30, 2026 and 2025, respectively. During the first quarter of 2026, the Company modified the liability-classified RSU award to remove the ability to settle the award in cash. As a result, the award no longer met the criteria for liability classification and was reclassified to equity. The modification was accounted for in accordance with ASC 718 and resulted in the remeasurement of the award at the fair value of $15.00 per share on the modification date. The RSU liability balance as of the modification date of $2,203 was reclassified to additional paid-in capital. The remeasurement resulted in a total incremental compensation cost of $2,691, which is recognized over the vesting period of the award. As of June 30, 2026, the award remains classified as equity.

As of June 30, 2026, the Company had unrecognized stock-based compensation expense of $67,963, which will be recognized over a weighted average period of 3.29 years.

Preferred Stock

As of June 30, 2026, the Company had 10,000,000 shares of preferred stock authorized at a par value of $0.0001. No preferred stock was issued and outstanding.

Note 8: Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date ordinary income or loss, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for both the three and six months ended June 30, 2026 and 2025 was zero. The provision differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax loss primarily due to the change in valuation allowance. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, and permanent differences. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes. The deferred tax assets are comprised primarily of net operating loss carry forwards. As of June 30, 2026, and December 31, 2025, the deferred tax assets continue to be subject to a full valuation allowance. The Company maintains the valuation allowance based on the analysis of its cumulative loss position.

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

Note 9: Related Party Transactions

The Company is party to a consulting agreement with a related party, Deep Isolation Nuclear, Inc., a company co-founded by Deep Fission’s co-founder and CEO, to develop generic technical and regulatory guidance for management of the Company. Deep Fission’s CEO currently serves as a member of the board of directors of Deep Isolation Nuclear, Inc. The Company has previously paid certain administrative expenses to Deep Isolation Nuclear, Inc. The Company made no payments to Deep Isolation Nuclear, Inc. during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company paid $13 to Deep Isolation Nuclear, Inc.

Note 10: Subsequent Events

In connection with the IPO described in Note 7, the Company granted the underwriters a 30-day option to purchase up to an additional 375,000 shares of its common stock at the initial public offering price, less underwriting discounts and commissions. Subsequent to June 30, 2026, the option expired unexercised, and no additional shares were issued by the Company.

On July 17, 2026, the Company’s stockholders approved an amendment to the 2025 Plan to increase the number of shares of common stock authorized for issuance under the 2025 Plan by 5,000,000 shares. The amendment did not otherwise materially modify the terms of the 2025 Plan.

Note 11: Restatement of Previously Issued Consolidated Financial Statements and Unaudited Interim Financial Information

As discussed in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company restated its previously issued consolidated financial statements, including the unaudited condensed consolidated financial statements for the six months ended June 30, 2025, to correct errors related to the valuation of certain SAFE Notes and stock-based compensation. The accompanying comparative unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2025 reflect those previously restated amounts. Refer to Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the nature and impact of the restatement.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties as described under the heading “Cautionary Note on Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” in the Annual Report on Form 10-K. The forward-looking statements are not historical facts, but rather are based on management’s current expectations, estimates, forecasts, projections, beliefs and assumptions and on information available to us as of the date of this Quarterly Report about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements.

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

Each 3x3 Gravity Reactor is targeted to produce up to 15 megawatts of electric power output (“MWe”). Individual reactors may be deployed as standalone installations or grouped in clusters of boreholes at a single site, which may enable longer refueling cycles through coordinated fuel management, staggered refueling schedules and more efficient utilization of shared infrastructure, and support larger installations capable of supplying hundreds and potentially thousands of MWe of generation capacity.

Our commercialization strategy is based on a phased deployment plan designed to move toward commercialization in the next three years. Given that reactor criticality using established PWR technology is well understood, we are prioritizing validation of the hardest and most differentiated parts of our system, to reduce risk earlier and move more directly toward a commercialization outcome. Our key demonstration objectives include drilling to depth at commercial scale, installing and integrating a nuclear system a mile underground, and operating as part of a complete energy ecosystem. Critically, we aim to prove that each of these milestones can be achieved on a timeline sufficient to meet the AI-driven surge in demand for energy. We are currently participating in the U.S. Department of Energy (“DOE”) Reactor Pilot Program and expect to demonstrate our system as part of that program.

The first phase of our phased deployment plan involves engineering validation and proof of concept wells. We have a long-term lease for approximately 100 acres located within the Great Plains Industrial Park in Parsons, Kansas (the “Kansas Site”) and have commenced initial field development activities at the site. As part of this phase, we have completed our data acquisition well to gather real-world data up to 6,000 feet deep. We are currently advancing our second, near full-scale proof-of-concept well, which is intended to further validate our drilling and emplacement approach. We continue to advance our reactor design in parallel with these activities, including planning additional drilling activities and conducting related engineering and safety analysis, and we are targeting completion of these activities by the end of the year. The balance of this year and into 2027 will be focused on the delivery of key components for full-system installation, including well casing, our reactor canister, and heat exchanger, as well as design completion.

The second phase of our phased deployment plan involves DOE authorization and one or more commercial pilot wells. Subsequent to quarter end, the DOE conditionally approved our Nuclear Safety Design Agreement for the Gravity Reactor, allowing us to advance to the next phase of the DOE review process, including submission of a Preliminary Documented Safety Analysis. Subject to further DOE authorization, we intend to demonstrate the Gravity Reactor, and apply for a commercial license with the U.S. Nuclear Regulatory Commission (“NRC”) in 2027, converting the same pilot reactor to commercial operation. We are working closely with both the DOE and the NRC to align demonstration and licensing, as we are aiming to move these efforts forward together rather than advancing them in sequence.

The third and final phase of our phased deployment plan involves the construction of surface facilities and seeking high-volume commercial licensing for deployment of multiple reactors at a single site through clustered boreholes, and subsequently, at multiple sites. We are targeting as early as 2027 to seek such high-volume commercial licensing with the NRC, and anticipate at least a one-year lag between the start of construction and revenue recognition.

Our approach to subsurface reactor deployment is supported by our intellectual property portfolio, which includes issued patents and pending patent applications relating to reactor configuration, deep subsurface emplacement, drilling and casing techniques, thermal-hydraulic performance, instrumentation and monitoring, and other technologies supporting the deployment of underground nuclear reactors. We believe that our intellectual property, together with our engineering expertise and ongoing development activities, supports our competitive position.

Legacy Deep Fission was incorporated in July 2023 and remains in the development stage. The Gravity Reactor remains in conceptual and early engineering stages, and we have not constructed or operated a commercial reactor or generated revenue. Current activities include reactor development, geological evaluation, large-diameter borehole drilling research and development, geothermal testing, safety analysis, regulatory engagement, site development, and commercialization planning.

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

The February 2026 Private Placement

On February 5, 2026, the Company issued and sold 5,333,333 shares of common stock at a purchase price of $15.00 per share, to certain accredited and institutional investors pursuant to the subscription agreement for an aggregate purchase price of $80.0 million (the “February 2026 Private Placement”). The Company incurred offering costs of $4.9 million in connection with this offering, which are recorded as a reduction of gross proceeds and recognized as a reduction to additional paid-in capital within stockholders’ equity.

Concurrently with this offering, the Company also issued warrants to purchase an aggregate 129,418 shares of its common stock, subject to customary anti-dilution adjustments for stock splits, stock dividends, and similar events, at an exercise price of $15.00 per share (the “February 2026 Warrants”). The February 2026 Warrants expire on the earlier of (i) five years after the Merger closing and (ii) three years after the Company’s shares of common stock are listed on a national securities exchange (as defined in the February 2026 Warrants agreement).

Initial Public Offering

On June 22, 2026, the Company completed its IPO of 2,500,000 shares of its common stock at a public offering price of $16.00 per share. The gross proceeds to the Company from the public offering were $40.0 million. After deducting underwriting discounts and commissions and offering expenses payable by the Company, net proceeds from the IPO were $34.3 million. As part of the IPO, the Company granted the underwriters a 30-day option to purchase up to an additional 375,000 shares of its common stock at the initial public offering price for any over-allotment, less underwriting discounts and commissions. Subsequent to June 30, 2026, the option expired unexercised, and no additional shares were issued by the Company.

The Company intends to use the net proceeds from this offering for general working capital and corporate purposes, including towards the engineering, research and development, licensing and construction of its first pilot nuclear reactor and supporting the advancement, development, and commercialization of related technologies.

Accounting Considerations

The interim unaudited condensed consolidated financial statements and related footnotes included in this Quarterly Report include descriptions of Legacy Deep Fission’s previously outstanding common stock; however, in connection with the Merger, all shares of Legacy Deep Fission common stock were converted into the right to receive shares of our common stock. See “The Merger” and “The September 2025 Private Placement” above for detailed information regarding the Transactions and the related conversion of the shares of Legacy Deep Fission’s common stock.

For financial reporting purposes, the Merger was treated as a recapitalization and reverse acquisition. Legacy Deep Fission is considered the acquirer for accounting purposes, meaning that the historical financial results of Legacy Deep Fission prior to the Merger are considered our historical financial results under applicable accounting principles. Accordingly, the interim unaudited condensed consolidated financial statements included in this Quarterly Report and discussed in this section, for all periods prior to the Merger, are those of Legacy Deep Fission and not Surfside.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth our summarized financial information for the periods indicated:

	For the Three Months Ended
	June 30,
	2026	2025	$ Variance	% Variance
(in thousands, except percentage data)
Operating expenses
General and administrative expenses	$13,289	$1,234	$12,055	977%
Research and development expenses	18,297	865	17,432	2,015%
Operating expenses	31,586	2,099	29,487	1,405%
Operating loss	(31,586)	(2,099)	(29,487)	1,405%

Other non-operating income (expense)
Interest income	574	—	574	100%
Change in Fair Value of SAFE Notes	—	(1,701)	1,701	100%
Other income (expenses)	3	1	2	200%
Total non-operating income (expense)	577	(1,700)	2,277	134%

Net loss	$(31,009)	$(3,799)	$(27,210)	716%

Operating Expenses

General and administrative expenses increased by $12.1 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in general and administrative expenses was primarily attributable to a $5.8 million increase in non-cash stock-based compensation expense, as well as increased legal and compliance costs, marketing costs, and salary and benefit costs due to an increase in the number of employees year over year.

Research and development expenses increased by $17.4 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase was primarily attributable to the advancement of the Company’s operating plans and progression of first phase of the Company’s phased deployment plan, as well as higher salary, non-cash stock-based compensation expense, and benefit costs associated with increased headcount, and increased consulting fees supporting research and development activities.

Other Non-Operating Income (Expense)

Other non-operating income increased by $2.3 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. This increase was primarily driven by the absence of a loss from the change in fair value of SAFE Notes in the current period, as all SAFE Notes were converted into common stock in connection with the Merger prior to June 30, 2026. Interest income for the three months ended June 30, 2026 consisted primarily of interest earned on the February 2026 Private Placement funds.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table sets forth our summarized financial information for the periods indicated:

	For the Six Months Ended
	June 30,
	2026	2025	$ Variance	% Variance
(in thousands, except percentage data)
Operating expenses
General and administrative expenses	$27,255	$2,269	$24,986	1,101%
Research and development expenses	26,169	1,550	24,619	1,588%
Operating expenses	53,424	3,819	49,605	1,299%
Operating loss	(53,424)	(3,819)	(49,605)	1,299%

Other non-operating income (expense)
Interest income	1,067	—	1,067	100%
Change in Fair Value of SAFE Notes	—	(3,119)	3,119	100%
Other income	4	2	2	100%
Total non-operating income (expense)	1,071	(3,117)	4,188	134%

Net loss	$(52,353)	$(6,936)	$(45,417)	655%

Operating Expenses

General and administrative expenses increased by $25.0 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in general and administrative expenses was primarily attributable to a $15.3 million increase in non-cash stock-based compensation expense, as well as increased legal and compliance costs, marketing costs, and salary and benefit costs due to an increase in the number of employees year over year.

Research and development expenses increased by $24.6 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase was primarily attributable to the advancement of the Company’s operating plans and progression of first phase of the Company’s phased deployment plan, as well as higher salary, non-cash stock-based compensation expense, and benefit costs associated with increased headcount, and increased consulting fees supporting research and development activities.

Other Non-Operating Income (Expense)

Other non-operating income increased by $4.2 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. This increase was primarily driven by the absence of a loss from the change in fair value of SAFE Notes in the current period, as all SAFE Notes were converted into common stock in connection with the Merger prior to June 30, 2026. Interest income for the six months ended June 30, 2026 consisted primarily of interest earned on the February 2026 Private Placement funds.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance and sale of our equity securities. Our primary requirements for liquidity and capital are to finance working capital and capital expenditures associated with operating and managing the Company, as well as for general corporate purposes. As of June 30, 2026, our principal source of liquidity was our cash and cash equivalents of $93.0 million.

On February 5, 2026, the Company issued and sold 5,333,333 shares of common stock at a purchase price of $15.00 per share, to certain accredited and institutional investors pursuant to the subscription agreements for an aggregate purchase price of $80.0 million. The aggregate net proceeds to the Company from the offering was approximately $75.1 million, after deducting fees to the placement agents and expenses paid by the Company.

On June 22, 2026, the Company completed its IPO and issued and sold 2,500,000 shares of common stock at $16.00 per share. The Company received net proceeds of approximately $34.3 million from the IPO, after deducting underwriting discounts and commissions and offering expenses.

We anticipate that future sources of liquidity will principally come from sales of common stock and other equity instruments. Since our inception, we have generated significant operating losses as reflected in our accumulated deficit of $119.1 million as of June 30, 2026. We generated a positive cash flow of $111.8 million for the six months ended June 30, 2026 due to financing activities.

We expect to use our proceeds from the 2026 Private Placement and IPO for general working capital and corporate purposes, including towards the engineering, research and development of our first pilot nuclear reactor and related technologies. A portion of the net proceeds from the 2026 Private Placement and IPO will also be used to cover management, overhead, legal and accounting fees and expenses and could include potential acquisitions of complementary businesses or assets (though none is currently contemplated). Based on our expectation of continued operating losses for at least the near term and our current operating plan, we anticipate our existing cash and cash equivalents, together with net proceeds from the 2026 Private Placement and IPO, will not be sufficient to fund our operations for the next twelve months, absent additional financing or material changes to our operating plan. Accordingly, we determined that there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the issuance of these financial statements. In order to continue to operate our business beyond that time, we will need to raise substantial additional capital in the near term.

In addition to our cash and cash equivalents currently available to support these activities, we estimate that we will require substantial additional capital to complete development of, and license and commercially deploy, our first commercial reactor. We are actively evaluating potential financing sources, including equity issuances, debt financing, strategic partnerships, and other capital raising transactions. The Company has historically been able to raise capital through equity and equity-linked instruments, such as SAFE Notes and private placement equity issuances, and believes that it has a reasonable basis for its expectation that it will be able to raise additional funds. However, there can be no assurance that such financing will be available on acceptable terms, on a timely basis, or at all. To the extent that we raise additional capital through the issuance of equity or convertible securities, the ownership interests of our existing stockholders will be diluted. Moreover, the terms of such securities or any other financing may include preferences or other rights that adversely affect the value of, or rights of holders of, our common stock. Debt financing, if available, could result in additional debt service obligations, and debt financings or other financings may involve covenants that restrict our operations or financial flexibility. However, our management team will have broad discretion in making strategic decisions to execute our growth plans, and there can be no assurance that management’s decisions will result in successful achievement of our business objectives. In addition, our estimate as to the sufficiency of our current cash, cash equivalents and short-term investments and our current operating plan as discussed above are based on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we currently anticipate.

Cash Flows

Six Months Ended June 30, 2026 and 2025

As of June 30, 2026, our cash and cash equivalents were $93.0 million. The following table shows a summary of our cash flows for the periods presented:

	For the Six Months Ended
	June 30,
	2026	2025	$ Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$(42,462)	$(3,632)	$(38,830)
Investing activities	(78)	(29)	(49)
Financing activities	111,837	1,711	110,126
Net increase (decrease) in cash and cash equivalents	$69,297	$(1,950)	$71,247

Operating Activities

Net cash used in operating activities increased by $38.8 million, to $42.5 million for the six months ended June 30, 2026, compared to the net cash used in operating activities of $3.6 million for the six months ended June 30, 2025. The increase in net cash used in operating activities was primarily attributable to increased net losses, changes in working capital, including prepaids and accounts payable, and other current liabilities.

Investing Activities

Net cash used in investing activities increased by $49.0 thousand, to $78.0 thousand for the six months ended June 30, 2026, compared to the net cash used in investing activities of $29.0 thousand for the six months ended June 30, 2025. The increase was immaterial and driven by additions to property and equipment.

Financing Activities

Net cash provided by financing activities increased by $110.1 million, to $111.8 million for the six months ended June 30, 2026, compared to the net cash provided by financing activities of $1.7 million for the six months ended June 30, 2025. The increase in net cash provided by financing activities was primarily attributable to proceeds from the 2026 Private Placement and the IPO, net of offering and underwriting costs.

Contractual Obligations and Commitments

During the six months ended June 30, 2026, the Company entered into a noncancelable commitment with a supplier to purchase low-enriched uranium fuel at a cost of approximately $9.2 million and made the required payment in accordance with the terms of the agreement.

The Company also entered into a purchase commitment of approximately $4.1 million for the procurement of borehole casing to support its operations.

In February 2026, the Company entered into an operating lease, as the lessee, for approximately 100 acres located within the Great Plains Industrial Park in Parsons, Kansas (the “Kansas Site”), with a noncancelable lease term of approximately two years. The Company has commenced initial site development activities intended to inform borehole design, drilling techniques, and site suitability for future reactor deployment. The lease agreement includes renewal options, as well as a mandatory purchase option for a purchase price of approximately $5 million if the Company is granted a license for commercial operation of the future reactor by the NRC at the Kansas Site; however, these options have not been included in the lease term as the Company is not reasonably certain to exercise them at this time.

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

SAFE Notes

In 2025, the Company issued SAFE Notes in exchange for cash financing. The SAFE Notes converted into our common stock in connection with the Merger in September 2025. The Company accounted for its SAFE Notes as derivatives under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, and presented them as long-term liabilities in the accompanying consolidated balance sheets. The determination of fair value for the Company’s SAFE Notes required significant judgment and the use of estimates. We have described the valuation of the SAFE Notes in Note 4 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation.” We measure all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of the grant and recognize compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in internal control over financial reporting, as previously disclosed in Part II, Item 9A of our Annual Report and continue to exist as of June 30, 2026.

Notwithstanding the identified material weaknesses, management believes that the financial statements and related financial information included in this Quarterly Report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for the periods presented in accordance with U.S. generally accepted accounting principles.

Remediation Update

As previously described in Part II, Item 9A of our Annual Report, the Company began implementing a remediation plan to address the material weaknesses mentioned above, including designing and implementing increased controls along with increasing oversight and review of controls. Specifically, we have taken the following steps to remediate the identified material weaknesses and improve our internal control over financial reporting: (i) we have hired key personnel with relevant financial reporting and controls expertise to strengthen our finance and accounting function, and to address the material weaknesses related to IT general controls and segregation of duties; (ii) we are currently designing and implementing operation of additional controls across several areas, including financial reporting, our procure to pay cycle, equity administration, and IT general controls and segregation of duties and (iii) we are currently in the implementation phase of a new equity management and reporting system. We continue to evaluate and implement additional remediation initiatives as appropriate.

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

ITEM 1A. Risk Factors

Our business, results of operations, financial condition and stock price can be materially and adversely affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of our Annual Report on Form 10-K under the heading “Risk Factors.” There have been no material changes to the Company’s risk factors disclosed in such Annual Report.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosure

Not applicable.

ITEM 5. Other Information

Insider Trading Arrangements and Policies

During the quarterly period ended June 30, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Items 408(a) and 408(c) of Regulation S-K), respectively.

ITEM 6. Exhibits

Exhibit Number	Description of Document
10.1+	Deep Fission, Inc. 2025 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2026).
10.2+

Deep Fission, Inc. Non-Employee Director Compensation Policy, as amended and effective July 23, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2026).

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

DEEP FISSION, INC.
(Registrant)

Date: August 3, 2026	By:	/s/ Elizabeth Muller
Elizabeth Muller
Title: Chair, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 3, 2026	By:	/s/ William (Mark) Schmitz
William (Mark) Schmitz
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)