Form 10-Q
period 2026-09-30
DEEP FISSION, INC.
filed 2026-11-04
CIK 1918102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 001-43317

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

As of October 30, 2026, there were 58,909,588 shares of common stock issued and outstanding.

DEEP FISSION, INC. AND SUBSIDIARIES

Fiscal Quarter Ended September 30, 2026

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

Forward-looking statements contained in this Quarterly Report include, but are not limited to, statements regarding:

●	our future results of operations and financial condition;
●	our business strategy, including our commercialization strategy and our ability to generate revenue and the expected function and benefits of our Gravity Nuclear Reactor (“Gravity Reactor”) design and related boreholes;
●	our plans, objectives, and expectations for our business; including those related to the Company’s collaboration with Youngquist (as defined herein);
●	our ability to maintain the listing of our common stock on Nasdaq;
●	our phased deployment plan, including our targeted or expected timelines;
●	our operations and technology, including the development of our technology according to our expectations;
●	the targeted electrical generation capacity and safety expectations of our reactors;
●	our expectations regarding experiences and efficiencies gained through deployments and the impact on later deployments;
●	the requirement to, and ability to obtain, regulatory approvals, including licensing with the NRC (as defined herein);
●	our expectations regarding our potential customer group;
●	our expectations regarding our intellectual property protection, including securing or maintaining any patents;
●	the period over which we anticipate our existing cash will be sufficient to operate our business;
●	our expected costs and the timeline for those costs, including the amount of additional capital required to complete development of, and license and commercially deploy, our first commercial reactor, and the availability of potential financings to obtain such additional capital; and
●	the assumptions underlying or relating to any of the foregoing.

Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements in this Quarterly Report include, among other things, the factors summarized below:

●	our status as a pre-revenue company, our ability to continue as a going concern, and our ability to achieve or sustain profitability;
●	our ability to raise substantial additional capital through equity, debt or other financing transactions on acceptable terms, or at all, to fund our operations, technology development, regulatory activities, construction, testing and commercialization;

●	our ability to design, develop, test, validate, license, construct, deploy and operate our Gravity Reactor and related technologies, including the feasibility of our subsurface deployment model and our ability to drill, construct and maintain boreholes and related infrastructure to the required depth, width and technical specifications;
●	our ability to identify, acquire, lease or otherwise obtain access to suitable sites for the construction and operation of our facilities, including sites with appropriate geologic characteristics and regulatory approvals for drilling and nuclear activities;
●	our ability to build, commission and successfully operate test reactors, demonstration facilities or commercial reactors, including under the DOE’s (as defined herein) Reactor Pilot Program or other government programs;
●	our ability to obtain, maintain and renew required licenses, permits and approvals from the NRC, the DOE and other federal, state, local or foreign governmental and regulatory authorities, and the timing and outcome of such regulatory processes;
●	the availability, timing, adequacy and cost of nuclear fuel necessary to operate our reactors, including low-enriched uranium (“LEU”) or other fuels, and our ability to secure fuel supply arrangements on commercially reasonable terms, or at all;
●	the cost, availability and performance of key materials, components and services, including specialized nuclear, drilling and industrial equipment and services, and our reliance on third-party suppliers, contractors and strategic partners;
●	our ability to manage operating expenses, capital expenditures and construction costs, including the risk that development or deployment costs may be higher than anticipated;
●	our ability to meet development, construction, testing, regulatory and commercialization timelines;
●	the willingness of customers, investors, strategic partners and regulators to adopt or support our technology, particularly given our limited operating history and the fact that our technology has not yet been proven at commercial scale;
●	our ability to identify customers for our electricity or related services and to negotiate and enter into power purchase agreements or other long-term commercial arrangements on acceptable terms, or at all;
●	our ability to obtain timely and cost-effective interconnection to electric transmission systems and access to sufficient transmission capacity to deliver electricity generated by our facilities to customers;
●	our ability to attract and retain qualified personnel, including our executive officers, technical leadership and other key employees;
●	our ability to obtain, maintain, protect and enforce our intellectual property rights and to operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others;
●	our ability to maintain our listing on Nasdaq, and the risk that an active or liquid trading market may not be sustained;
●	the liquidity and potential volatility of the market price of our common stock;
●	the impact of domestic and international economic, financial, political and legal developments on our operations, including changes in interest rates, inflation, taxes, tariffs, trade policies, commodity costs, labor costs and capital markets conditions;
●	changes in laws, regulations, policies, mandates, interpretations, enforcement priorities and funding levels applicable to nuclear energy, environmental protection, drilling, construction and other aspects of our business;
●	the risk of accidents, safety incidents, operational failures, construction incidents or other catastrophic events associated with nuclear facilities or related infrastructure, including risks of personal injury, illness, death, environmental contamination, property damage and associated liability;
●	our potential exposure to environmental liabilities, including under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and other environmental, health and safety laws and regulations;
●	the costs associated with the handling, storage, transportation and disposal of spent nuclear fuel and other radioactive or hazardous materials;

●	cybersecurity risks affecting our systems, infrastructure, facilities or third-party partners;
●	the outcome of litigation, investigations, regulatory proceedings or other legal matters;
●	risks relating to negative public or political perception of us or the nuclear energy industry generally; and
●	the risks, uncertainties and other factors described in the section titled “Risk Factors” and elsewhere in this Quarterly Report.

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

PART I - FINANCIAL INFORMATION

ITEM 1: Financial Statements

DEEP FISSION, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30,	December 31,
	2026	2025
ASSETS
Current Assets
Cash and cash equivalents	$63,433	$23,719
Investments in available-for-sale securities	8,282	—
Prepaid expenses and other current assets	21,239	713
Total current assets	92,954	24,432

Property and equipment, net	173	37
Operating lease right-of-use assets	44	—
Long-term prepaid expenses and other non-current assets	1,169	221

Total assets	$94,340	$24,690

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$6,172	$538
Accrued expenses	822	184
Operating lease liabilities - current	36	—
Accrued compensation	3,498	25
RSU liability award	—	1,656
Total current liabilities	10,528	2,403

Operating lease liabilities - non-current	16	—

Total liabilities	10,544	2,403

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit)
Common stock, par value $0.0001 and $0.0001 per share, 300,000,000 shares authorized, 59,779,233 and 51,099,089 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	6	5
Additional paid-in capital	223,793	89,009
Accumulated deficit	(140,009)	(66,727)
Accumulated other comprehensive income	6	—

Total stockholders’ equity	83,796	22,287

Total liabilities and stockholders’ equity	$94,340	$24,690

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

DEEP FISSION, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operating expenses
General and administrative expenses	$10,171	$6,794	$37,426	$9,063
Research and development expenses	11,437	1,920	37,606	3,470
Operating expenses	21,608	8,714	75,032	12,533
Operating loss	(21,608)	(8,714)	(75,032)	(12,533)

Other non-operating income (expense)
Interest income	676	14	1,743	14
Change in fair value of SAFE Notes	—	(36,715)	—	(39,834)
Other income	3	1	7	2
Total non-operating income (expense)	679	(36,700)	1,750	(39,818)

Net loss	$(20,929)	$(45,414)	$(73,282)	$(52,351)

Other comprehensive loss:
Unrealized gain on investments in available-for-sale securities	6	—	6	—
Total comprehensive loss	$(20,923)	$(45,414)	$(73,276)	$(52,351)

Basic and diluted weighted average shares outstanding of common stock	58,036,934	23,434,266	55,082,270	17,391,203

Basic and diluted net loss per share of common stock	$(0.36)	$(1.94)	$(1.33)	$(3.01)

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

DEEP FISSION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	For the Three and Nine Months Ended September 30, 2025
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2024	16,320,839	$2	$1,641	$(5,725)	$(4,082)
Stock-based compensation	—	—	32	—	32
Issuance of restricted stock awards	14,411	—	—	—	—
Net loss	—	—	—	(3,137)	(3,137)
Balance at March 31, 2025	16,335,250	2	1,673	(8,862)	(7,187)
Stock-based compensation	—	—	196	—	196
Cancellation/forfeiture of restricted stock awards	(77,946)	—	—	—	—
Net loss	—	—	—	(3,799)	(3,799)
Balance at June 30, 2025	16,257,304	2	1,869	(12,661)	(10,790)
Stock-based compensation	—	—	5,436	—	5,436
Issuance of restricted stock awards, net of cancellations	2,848,936	—	1	—	1
Issuance of common stock upon conversion of SAFE Notes	19,601,182	2	53,509	—	53,511
Issuance of common stock to PIPE investors	10,000,000	1	29,999	—	30,000
Offering costs	—	—	(2,936)	—	(2,936)
Issuance of placement agent warrants (equity component)	—	—	949	—	949
Issuance costs – placement agent warrants (non-cash)	—	—	(949)	—	(949)
Issuance of common stock to new shareholders upon merger	2,166,667	—	—	—	—
Net loss	—	—	—	(45,414)	(45,414)
Balance at September 30, 2025	50,874,089	$5	$87,878	$(58,075)	$29,808

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

DEEP FISSION, INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands, except share data)

(Unaudited)

	For the Three and Nine Months Ended September 30, 2026
			Additional		Accumulated other	Total
	Common Stock		Paid-In	Accumulated	comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	income (loss)	Equity (Deficit)
Balance at December 31, 2025	51,099,089	$5	$89,009	$(66,727)	$—	$22,287
Stock-based compensation	—	—	9,838	—	—	9,838
Modification of RSU liability award	—	—	2,203	—	—	2,203
Vesting of restricted stock units	185,000	—	—	—	—	—
Issuance of private placement common stock	5,333,333	1	79,999	—	—	80,000
Offering costs	—	—	(4,851)	—	—	(4,851)
Issuance of placement agent warrants (equity component)	—	—	1,239	—	—	1,239
Issuance costs – placement agent warrants (non-cash)	—	—	(1,239)	—	—	(1,239)
Net loss	—	—	—	(21,344)	—	(21,344)
Balance at March 31, 2026	56,617,422	6	176,198	(88,071)	—	88,133
Stock-based compensation	—	—	7,340	—	—	7,340
Vesting of restricted stock units	430,000	—	—	—	—	—
Issuance of initial public offering common stock	2,500,000	—	40,000	—	—	40,000
Underwriting discounts and offering costs related to the initial public offering	—	—	(5,709)	—	—	(5,709)
Issuance of common stock for cashless exercise of equity component warrants	9,815	—	—	—	—	—
Issuance of common stock to former SAFE note holders	188,701	—	—	—	—	—
Net loss	—	—	—	(31,009)	—	(31,009)
Balance at June 30, 2026	59,745,938	6	217,829	(119,080)	—	98,755
Stock-based compensation	—	—	5,981	—	—	5,981
Vesting of restricted stock units, net of tax withholding	33,295	—	(17)	—	—	(17)
Change in unrealized gain on investments in available-for-sale securities	—	—	—	—	6	6
Net loss	—	—	—	(20,929)	—	(20,929)
Balance at September 30, 2026	59,779,233	$6	$223,793	$(140,009)	$6	$83,796

The accompanying notes are an integral part of these interim unaudited condensed consolidated financial statements.

DEEP FISSION, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(73,282)	$(52,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34	5
Change in fair value of SAFE notes	—	39,834
Stock-based compensation	23,706	5,664
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(20,526)	(225)
Long-term prepaid expenses and other non-current assets	(948)	—
Accounts payable	5,634	257
Accrued expenses	638	344
Accrued compensation	3,473	(18)
Net cash used in operating activities	(61,271)	(6,490)

Cash flows from investing activities:
Purchases of property and equipment	(162)	(28)
Investments in available-for-sale securities	(8,276)	—
Net cash used in investing activities	(8,438)	(28)

Cash flows from financing activities:
Proceeds from exercise of restricted stock awards	—	1
Proceeds from convertible SAFE notes	—	2,966
Proceeds from private placement	80,000	30,000
Offering costs paid related to private placement	(4,851)	(2,936)
Proceeds from initial public offering, net of underwriting discounts and commissions	36,800	—
Offering costs paid related to initial public offering	(2,509)	—
Payments of employee tax withholding on net share settlement of restricted stock units	(17)	—
Net cash provided by financing activities	109,423	30,031

Net increase in cash and cash equivalents	39,714	23,513

Cash and cash equivalents, beginning of the year	23,719	6,729
Cash and cash equivalents, end of the period	$63,433	$30,242

Supplemental cash flow information:
Right-of-use assets acquired through operating leases	$44	—
Conversion of SAFE Notes into common stock	—	$53,511

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

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules and regulations applicable to interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Financial information as of December 31, 2025 has been derived from the Company’s audited financial statements and notes thereto as of that date.

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

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no impact on total current assets and total assets.

Liquidity and Going Concern

As of September 30, 2026, the Company had cash and cash equivalents of $63,433 and investments in highly liquid available-for-sale securities of $8,282. The Company continues to incur significant operating losses. For the three months ended September 30, 2026, the Company had a net loss of $20,929. For the nine months ended September 30, 2026, the Company had a net loss of $73,282 and cash used in operating activities of $61,271. As of September 30, 2026, the Company had an accumulated deficit of $140,009. Management expects that significant ongoing operating expenditures will be necessary to successfully implement the Company’s business plan and develop and market its products and services. On June 22, 2026, the Company completed its initial public offering, resulting in proceeds of $34,291, net of underwriting discounts and commissions and offering costs. While the offering strengthened the Company’s liquidity position, management’s current operating plan indicates that the proceeds from the offering, together with existing cash and cash equivalents, will not be sufficient to fund the Company’s planned operations through the one-year period following the issuance of these interim unaudited condensed consolidated financial statements. Accordingly, these circumstances continue to raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these interim unaudited condensed consolidated financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to establish a source of revenue and, in the near term, to raise additional capital to fund its operations.

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

Segments

In accordance with criteria under ASC 280, “Segment Reporting”, which establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers, the Company’s chief operating decision maker (“CODM”) has been identified as the Chief Executive Officer (“CEO”). The Company’s CODM reviews results to assess performance, make decisions, and allocate operating and capital resources of the Company as a whole. The CODM makes decisions and assesses performance at the Company level as one segment. The CODM does not distinguish its principal business activities for the purpose of internal reporting and uses net loss and available capital resources to allocate resources in the annual budgeting and forecasting process, along with using that measure as a basis for evaluating financial performance quarterly by comparing the actual results with historical budgets.

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

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs, other than quoted prices included in Level 1, are observable either directly or indirectly. These inputs may include (a) quoted prices for similar assets in active markets, (b) quoted prices for identical or similar assets in markets that are not active, (c) inputs other than quoted prices that are observable for the asset, or (d) inputs derived principally from or corroborated by observable market data by correlation or other means.

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

The Company’s cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities approximate their fair value due to the short-term nature of these assets and liabilities. Investments in available-for-sale securities are carried at fair value and classified as Level 1 assets.

		Fair Value Measurements as of September 30, 2026
	Fair Value Total	Level 1	Level 2	Level 3
Investments in available-for-sale securities	$8,282	$8,282	$—	$—

The Company’s restricted stock unit award (“RSU”) liability (see Note 8) was carried at fair value and classified as Level 3 liabilities.

		Fair Value Measurements as of December 31, 2025
	Fair Value Total	Level 1	Level 2	Level 3
RSU liability award	$1,656	$—	$—	$1,656

Upon a modification of the settlement features of the liability-classified RSU award that occurred during the nine months ended September 30, 2026, the award was reclassified from liabilities to equity within the accompanying interim unaudited condensed consolidated balance sheets.

Cash and Cash Equivalents

The Company maintains deposits in financial institutions that at times exceed the insured amounts provided by the Federal Deposit Insurance Corporation (“FDIC”). As of September 30, 2026 and December 31, 2025, the amount of cash exceeding the FDIC insurance limit was $61,741 and $23,219, respectively. The Company believes it is not exposed to any significant credit risk to cash. Money market funds and other short-term investments with an original maturity of three months or less are considered cash equivalents.

Investments in Available-For-Sale Securities

The Company has invested a portion of its cash in highly liquid investments classified as available-for-sale debt securities, which are carried at estimated fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive income. Investments in available - for - sale securities are made up of high grade, short duration United States (“U.S.”) government and agency debt securities, such as U.S. Treasury notes and U.S. Treasury Bills, denominated in U.S. dollars and with short term original maturities of one year or less. Investments with maturities of less than one year or where the Company’s intent is to use the investments to fund current operations are classified as short-term. Investments with maturities of greater than one year are classified as long-term. Management determines the appropriate classification of its investment in debt securities at the time of purchase and re-evaluates such determination at each balance sheet date. The Company reviews its investments for impairment and adjusts these investments to fair value through earnings, as required. As of September 30, 2026, the Company only held available-for-sale debt securities.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance which do not extend the useful lives of the assets are charged to operations as incurred.

The Company reviews its long-lived assets periodically to determine potential impairment by comparing the carrying value of those assets with the estimated future undiscounted cash flows expected to result from the use of the assets, including cash flows from disposition. Should the sum of the expected future undiscounted cash flows be less than the carrying value, the Company would recognize an impairment loss at that time. No impairment loss was recognized during the three and nine months ended September 30, 2026 and 2025, respectively. The estimated useful lives of the Company’s property and equipment are as follows:

Useful Life
Equipment	3 years
Furniture & Fixtures	7 years

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

Net Loss Per Common Share

The Company calculates basic net loss per common share in accordance with ASC 260, “Earnings Per Share”, based on the weighted-average number of outstanding common shares during the fiscal period. Diluted loss per common share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. The calculation of diluted net loss does not consider the effect of the warrants to purchase an aggregate of 704,084 shares of common stock with exercise contingent on future events, unvested restricted common stock of 1,555,508, stock options to purchase an aggregate of 8,255,383 shares of common stock, and unvested RSUs of 1,727,166, because their inclusion would be anti-dilutive under the treasury stock method. In periods where potentially dilutive securities are anti-dilutive, such amounts are excluded from the calculations of diluted earnings (loss) per share. All potentially dilutive securities are anti-dilutive for the three and nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2025, the Company had SAFE Notes, the conversion of which would have been anti-dilutive.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures” as an update to ASC Topic 220-40, which will be effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 was issued to improve the disclosures about a public business entity’s expenses and address requests from investors for more disaggregated disclosures about the types of expenses (including employee compensation, depreciation, and amortization) in commonly presented expense captions (such as general and administrative expenses). In January 2025, the FASB also issued ASU 2025-01 “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date” to clarify the effective date provisions of ASU 2024-03 related to expense disaggregation disclosures. The guidance can either be applied prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2024-03 and ASU 2025-01 on its interim unaudited condensed consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements”. The amendments clarify the applicability of the interim reporting guidance in Topic 270, improve the navigability of the interim reporting requirements, and provide a more comprehensive framework for interim disclosures, including a principle that entities disclose events and changes since the last annual reporting period that have a material effect on the entity. ASU 2025-11 is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, and for all other entities for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted. The guidance can either be applied prospectively or retrospectively. The Company is currently evaluating the impact of ASU 2025-11 on its interim unaudited condensed consolidated financial statements and related disclosures.

The Company does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 3: Balance Sheet Components

Prepaid Expenses and Other Current Assets and Long-Term Prepaid Expenses and Other Non-Current Assets:

Prepaid expenses and other current assets and long-term prepaid expenses and other non-current assets consisted of the following:

	As of September 30,	As of December 31,
	2026	2025
Prepaid expenses and other current assets:
Prepaid expenses	$21,195	$713
Accrued interest receivable	44	—
Total prepaid expenses and other current assets	$21,239	$713

Long-term prepaid expenses and other non-current assets:
Long-term prepaid expenses	$214	$221
Other	955	—
Total long-term prepaid expenses and other non-current assets	$1,169	$221

Prepaid expenses and other current assets and long-term prepaid expenses and other non-current assets primarily consist of advance payments for enriched uranium fuel, casing and other construction materials, and engineering services to support the Company’s research and development activities; prepaid insurance, software subscriptions, and other operating expenses; and a deposit securing a surety bond associated with future well abandonment and remediation obligations. Prepaid expenses expected to be realized within twelve months are classified as current assets, while amounts expected to be realized thereafter are classified as long-term prepaid expenses within non-current assets.

Advance payments for research and development materials and services are recorded as assets until the related goods are delivered or services are performed, at which time the costs are recognized as research and development expense, unless the related assets qualify for continued capitalization. Costs of qualifying capitalized assets are subsequently recognized in research and development expense or general and administrative expense as the assets are consumed, depreciated, or amortized. Other prepaid expenses are recognized over the periods benefited. The surety bond deposit is classified as a long-term asset and will remain recorded as an asset until refunded or otherwise applied in accordance with the underlying agreement.

Property and Equipment, net

Property and equipment, net consisted of the following:

	As of September 30,	As of December 31,
	2026	2025
Property and equipment	$208	$46
Less: accumulated depreciation	(35)	(9)
Property and equipment, net	$173	$37

Depreciation expense for the three months ended September 30, 2026 and 2025 was $12 and $3, respectively, and $26 and $5 for the nine months ended September 30, 2026 and 2025, respectively.

Note 4: SAFE Notes

During the nine months ended September 30, 2025, the Company issued SAFE Notes in exchange for an aggregate amount of $2,894. The Company received total cash proceeds during the period of $2,966, consisting of $2,894 of cash from the issuance of SAFE Notes and $72 of cash received from the subscription of a SAFE Note.

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

There were no issuances of SAFE Notes nor any subscriptions of SAFE Notes during the nine months ended September 30, 2026.

Note 5: Fair Value Measurements

The following is a description of the valuation methodology and significant inputs used for each asset and liability measured at fair value on a recurring or nonrecurring basis, as well as the classification of the asset or liability within the fair value hierarchy.

The Company’s SAFE Notes were recorded at fair value on the Company’s historical consolidated balance sheets. The fair value of the Company’s SAFE Notes was based on significant inputs not observable in the market which cause the instrument to be classified as a Level 3 measurement within the fair value hierarchy. The valuation used weighted average probabilities estimated by management considering pay-offs under various scenarios as follows: (i) an equity financing where the SAFE Notes would convert into certain preferred stock; (ii) a liquidity event (change of control or initial public offering) where the SAFE Note holders would have an option to receive either a cash payment equal to the invested amount under such SAFE Note, or a number of shares of preferred stock equal to the invested amount divided by the liquidity price; and (iii) a dissolution event where the SAFE Note holders would have been entitled to receive a portion of the related proceeds equal to the purchase amount. Management estimated that equity financing or liquidity events were the predominant settlement scenarios at each period end. The Company determined the fair value of the SAFE Notes under the Monte Carlo simulation method which was used to estimate the future market value of invested capital (“MVIC”) of the Company at an equity financing event and the expected payment to the SAFE Note holders at each simulated MVIC value. The Company believed these assumptions would be made by a market participant in estimating the valuation of the SAFE Notes. The Company assessed these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates was obtained while the SAFE Notes were outstanding. The determination of fair value for the Company’s SAFE Notes required significant judgment and the use of estimates. Additionally, the valuation scenarios described above reflected the original contractual terms of the SAFE Notes and anticipated early-stage financing structures. However, the Company completed the Merger with a concurrent issuance of common stock, and in connection with the Merger, the Company obtained consent from all holders of the SAFE Notes to convert their SAFE Notes into common stock rather than preferred stock. Changes in the fair value of the SAFE Notes were recognized on the Company’s historical consolidated statements of operations until their conversion to common stock occurred upon the Merger on September 5, 2025.

The following table presents a reconciliation of the Company’s SAFE Notes liability:

SAFE Notes
As of December 31, 2024	$10,783
SAFE Notes issued during the period	2,894
Change in fair value during the period	39,834
Conversion of SAFE Notes to common stock	(53,511)
As of September 30, 2025	$—

All SAFE Notes were converted into shares of the Company’s common stock as part of the Merger in September 2025, and therefore there were no SAFE Notes outstanding as of September 30, 2026 and December 31, 2025, respectively.

Fair value for the Company’s available-for-sale securities is determined using unadjusted quoted market prices in active markets for identical assets, so these investments are classified as Level 1 within the fair value hierarchy. Refer to Note 6 for more information.

Note 6: Financial Instruments

The Company’s available-for-sale securities consist of U.S. Treasury securities and are carried at fair value on the Company’s interim unaudited condensed consolidated balance sheets. Unrealized gains and losses are recognized in accumulated other comprehensive loss. The following table summarizes the amortized cost, allowance for credit losses, gross unrealized gains and losses, and fair value of the Company’s available-for-sale debt securities as of September 30, 2026:

	Amortized	Allowance for	Total Unrealized	Total Unrealized
	Cost	Credit Losses	Gains	Losses	Fair Value
U.S. Treasury securities	$8,276	$—	$6	$—	$8,282
Total available-for-sale securities	$8,276	$—	$6	$—	$8,282

Note 7: Commitments and Contingencies

In February 2026, the Company entered into an operating lease, as the lessee, for approximately 100 acres located within the Great Plains Industrial Park in Parsons, Kansas (the “Kansas Site”). The agreement provides for a contractual term of 99 years, with two 25-year renewal options; however, for purposes of ASC 842, the Company determined the lease term to be the two-year minimum noncancelable period, as it is not reasonably certain to continue the lease beyond that period. The lease agreement also includes a mandatory purchase option for a purchase price of approximately $5,000 if the Company is granted a license for commercial operation of the future reactor by the NRC at the Kansas Site. The Company has commenced initial site development activities intended to inform borehole design, drilling techniques, and site suitability for future reactor deployment. In connection with the Kansas Site, the Company will be subject to requirements related to plugging and abandonment once drilling of the non-nuclear demonstration borehole begins. During the three months ended September 30, 2026, the Company purchased a surety bond and deposited funds in the amount of $913 to provide financial assurance for coverage of the future plugging and abandonment costs of the well in conjunction with obtaining the permit to drill. The surety bond is recorded in Other non-current assets on the Company’s interim unaudited condensed consolidated balance sheets.

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

Note 8: Stockholders’ Equity

Common Stock

As of September 30, 2026, the Company had 300,000,000 shares of common stock authorized with a par value of $0.0001.

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

Initial Public Offering

On June 22, 2026, the Company completed its initial public offering (the “IPO”) of 2,500,000 shares of its common stock at a public offering price of $16.00 per share. The Company received gross proceeds of approximately $40,000. After deducting underwriting discounts and commissions of $3,200 and offering expenses of $2,509 paid by the Company, net proceeds from the IPO were $34,291. Total offering expenses paid during the quarter ended September 30, 2026, were approximately $2,397.

In connection with the IPO, the Company granted the underwriters a 30-day option to purchase up to an additional 375,000 shares of its common stock at the initial public offering price, less underwriting discounts and commissions. During the quarter ended September 30, 2026, the option expired unexercised, and no additional shares were issued by the Company.

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

During the nine months ended September 30, 2026, 12,000 warrants were exercised on a cashless basis pursuant to the terms of the agreement. As a result, the Company issued a net 9,815 shares of its common stock. No cash proceeds were received by the Company in connection with the exercise, and the carrying amount associated with the exercised warrants was reclassified within additional paid-in capital, with no impact on total stockholders’ equity.

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

RSAs, RSUs, and Stock Options

During the nine months ended September 30, 2026 and 2025, the Company’s Board approved the issuances of RSAs, RSUs, and Stock Options to employees, officers, directors, and consultants. Stock-based compensation expense is measured based on the fair value of awards in accordance with ASC 718. Equity-classified awards are measured at grant-date fair value and are not subsequently remeasured. Liability-classified awards are remeasured at fair value at each reporting date until settlement, with changes in fair value recognized in stock-based compensation expense. The cost of stock-based compensation is recognized over the requisite service period, which is generally the vesting period of the respective award. Grants ranged from immediate vesting to over four years. Prior to the Company having an observable transaction for the sale of common stock, the Company estimated the fair value of common stock using invested capital multiple and discounted present value to arrive at equity available for common shareholders. For restricted common stock awards, shares are issued concurrently with the issuance of restricted common stock.

A summary of the restricted common stock award activity during the nine months ended September 30, 2026, is as follows:

	Restricted Common Stock
		Weighted
	Number of	Average
	Shares	Fair Value
Unvested as of December 31, 2025	2,705,423	$0.76
Granted	—	—
Vested	(1,149,915)	0.75
Forfeited or cancelled	—	—
Unvested as of September 30, 2026	1,555,508	$0.91

A summary of the RSU activity during the nine months ended September 30, 2026, is as follows:

	RSUs
		Weighted
	Number of	Average
	RSUs	Fair Value
Unvested as of December 31, 2025	669,451	$7.20
Granted	1,708,131	9.96
Vested	(650,416)	15.00
Forfeited or cancelled	—	—
Unvested as of September 30, 2026	1,727,166	$7.53

A summary of the stock option activity during the nine months ended September 30, 2026, is as follows:

		Weighted	Weighted
	Number of	Average	Average
	Options	Exercise Price	Fair Value
Outstanding as of December 31, 2025	2,325,059	$2.87	$3.03
Granted	6,062,464	15.53	10.48
Exercised	—	—	—
Forfeited or cancelled	(132,140)	5.49	5.46
Outstanding as of September 30, 2026	8,255,383	$12.13	$8.47
Exercisable as of September 30, 2026	913,488	$3.16	$2.18

The stock options were valued at the grant date using the Black-Scholes pricing model using the range of inputs as indicated below:

Risk-free interest rate	3.62 - 4.49%
Expected term (in years)	1.42 - 6.25
Expected volatility	68.59 - 110.58%
Expected dividend yield	0%

The risk-free interest rate is the rate available as of the option date on zero-coupon U.S. government issues with a remaining term equal to the expected term of the option using the simplified approach. The Company uses the simplified method to estimate the expected term of stock options because it does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The Company currently estimates volatility by using the weighted average implied and historical volatility of the share price of peer companies. The Company has not paid dividends in the past and does not plan to pay any dividends in the foreseeable future.

The Company classifies stock-based compensation expense in its statement of operations in the same manner in which the award recipient’s costs are classified in the statement of operations. Total stock-based compensation expense for the three months ended September 30, 2026 and 2025, was $5,981 and $5,436, respectively and $23,706 and $5,664 for the nine months ended September 30, 2026 and 2025, respectively. During the first quarter of 2026, the Company modified the liability-classified RSU award to remove the ability to settle the award in cash. As a result, the award no longer met the criteria for liability classification and was reclassified to equity. The modification was accounted for in accordance with ASC 718 and resulted in the remeasurement of the award at the fair value of $15.00 per share on the modification date. The RSU liability balance as of the modification date of $2,203 was reclassified to additional paid-in capital. The remeasurement resulted in a total incremental compensation cost of $2,691, which is recognized over the vesting period of the award.

As of September 30, 2026, the Company had unrecognized stock-based compensation expense of $70,745, which will be recognized over a weighted average period of 2.96 years.

Preferred Stock

As of September 30, 2026, the Company had 10,000,000 shares of preferred stock authorized at a par value of $0.0001. No preferred stock was issued and outstanding.

Note 9: Income Taxes

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date ordinary income or loss, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The provision for income taxes for both the three and nine months ended September 30, 2026 and 2025 was zero. The provision differs from the amount that would be provided by applying the statutory U.S. federal income tax rate of 21% to pre-tax loss primarily due to the change in valuation allowance. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year, and permanent differences. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes. The deferred tax assets are comprised primarily of net operating loss carry forwards. As of September 30, 2026, and December 31, 2025, the deferred tax assets continue to be subject to a full valuation allowance. The Company maintains the valuation allowance based on the analysis of its cumulative loss position.

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

Note 10: Related Party Transactions

On August 31, 2026, the Company entered into separate advisory agreements with two related parties: (a) Mark Tompkins, a former director of Surfside and a 5% or greater holder of the Company, and (b) Edward Eisler, who shares voting and dispositive power over shares held by EE Holdings Limited, a 5% or greater holder of the Company. Under the agreements, each advisor will provide certain strategic advisory and consulting services to the Company, including in connection with the Company’s financial strategy, evaluation of financing alternatives, and preparation for potential financing activities. As compensation for the services to be provided under the agreements, the Company granted each advisor 500,000 RSUs under the 2025 Plan, for an aggregate of 1,000,000 RSUs. The RSUs vest over two years, with 50% vesting on the first anniversary of the effective date of the applicable agreement and the remainder vesting monthly over the following 12 months, subject to the applicable advisor’s continued service on each applicable vesting date. The RSUs had a grant date fair value of approximately $6.71 per unit, for a total fair value of approximately $6,710. The advisory agreements and related RSU grants were reviewed and approved by the Audit Committee in accordance with the Company’s Related Person Transaction Policy. Other than the RSUs and reimbursement of out-of-pocket expenses incurred in performing the services, the advisors are not entitled to any other compensation or benefits under the agreements. No expenses were reimbursed during the three and nine months ended September 30, 2026, and no amounts were due to or from either advisor as of September 30, 2026. Refer to Note 8 for information regarding the RSUs and the related stock-based compensation expense.

During the nine months ended September 30, 2025, the Company was party to a consulting agreement with a related party, Deep Isolation Nuclear, Inc., a company co-founded by Deep Fission’s co-founder and CEO, to develop certain technical and regulatory guidance for the Company. Deep Fission’s CEO currently serves as chair of the board of directors of Deep Isolation Nuclear, Inc. During the three and nine months ended September 30, 2025, the Company paid $38 and $50, respectively, to Deep Isolation Nuclear, Inc.

Note 11: Subsequent Events

On October 16, 2026, the Company entered into a Master Energy Purchase Agreement (the “Agreement”) with the Great Plains Development Authority relating to a planned commercial nuclear power project at the Great Plains Industrial Park in Parsons, Kansas. The Agreement is subject to regulatory approvals and other conditions to commercial operation, and electricity purchases will depend on actual tenant demand, with no minimum purchase obligation.

Note 12: Restatement of Previously Issued Consolidated Financial Statements and Unaudited Interim Financial Information

As discussed in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, the Company restated its previously issued consolidated financial statements, including the unaudited condensed consolidated financial statements for the three and nine month periods ended September 30, 2025, to correct errors related to the valuation of certain SAFE Notes and stock-based compensation. The accompanying comparative unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2025 reflect those previously restated amounts. Refer to Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the nature and impact of the restatement.

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our interim unaudited condensed consolidated financial statements and the related notes and other financial information included in this Quarterly Report. Certain statements contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements that involve risks and uncertainties as described under the heading “Cautionary Note on Forward-Looking Statements” and Part I, Item 1A, “Risk Factors” in this quarterly report. The forward-looking statements are not historical facts, but rather are based on management’s current expectations, estimates, forecasts, projections, beliefs and assumptions and on information available to us as of the date of this Quarterly Report about our industry and business. Our actual results could differ materially from the results contemplated by these forward-looking statements.

Unless otherwise indicated or the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section to “we,” “us,” “our,” the “Company,” and “Deep Fission” refer to Deep Fission, Inc. and its consolidated subsidiaries.

Overview

We are an early-stage nuclear energy technology company developing a small modular reactor (“SMR”) based on established pressurized water reactor (“PWR”) technology, with novel emplacement in deep boreholes approximately one mile below the Earth’s surface. Our reactor, which we refer to as the Gravity Reactor, is designed to leverage subsurface conditions to support key containment and operating functions, including the use of hydrostatic pressure from a water column within the borehole to support reactor operating pressure and cooling, and the surrounding geological formation to provide structural confinement and shielding. This approach is intended to reduce reliance on large surface containment structures and other safety-related infrastructure associated with conventional nuclear power plants, and is designed to support faster deployment timelines, improve security, enhance safety, and enable lower capital and operating costs relative to conventional nuclear facilities, while potentially reducing exposure to environmental and other surface-level hazards.

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

Our commercialization strategy is based on a phased deployment plan under which we are targeting initial commercial deployment as early as 2027. Given that reactor criticality using established PWR technology is well understood, we are prioritizing validation of the hardest and most differentiated parts of our system, to reduce risk earlier and move more directly toward a commercialization outcome. Our key demonstration objectives include drilling to depth at commercial scale, installing and integrating a nuclear system a mile underground, and operating as part of a complete energy ecosystem. Critically, we aim to prove that each of these milestones can be achieved on a timeline sufficient to meet the AI-driven surge in demand for energy. We are currently participating in the U.S. Department of Energy (“DOE”) Reactor Pilot Program and expect to demonstrate our system as part of that program.

The first phase of our phased deployment plan involves engineering validation and proof of concept wells. We have a long-term lease for approximately 100 acres located within the Great Plains Industrial Park in Parsons, Kansas (the “Kansas Site”) and have commenced initial field development activities at the site. As part of this phase, we have already completed our first data acquisition well to gather real-world data up to 6,000 feet deep. We are currently advancing our second, near full-scale proof-of-concept well, which is intended to further validate our drilling and emplacement approach. We continue to advance our reactor design in parallel with these activities, including planning additional drilling activities and conducting related engineering, safety analysis and emplacement work, and we are targeting completion of these activities in the coming months. In September 2026, the Company entered into a non-binding memorandum of understanding with Youngquist Brothers, LLC (“Youngquist”) to evaluate and test drilling and borehole-construction methods to support the Company’s underground reactor deployment model. Neither party is obligated to enter into a definitive agreement or pursue any project beyond the evaluation and testing contemplated by the memorandum of understanding, and there can be no assurance that the collaboration will result in a commercial agreement, a broader or longer-term commercial relationship, or any future project. In September 2026, we lowered a full-size prototype canister into a 34-inch-wide borehole, aligned it and brought it back to the surface. The balance of this year and into 2027 will be focused on the delivery of key components for full-system installation, including well casing, our reactor canister, and heat exchanger, as well as LEU fabrication and loading.

The second phase of our phased deployment plan involves DOE authorization and one or more commercial pilot wells. In July 2026, the DOE approved our Nuclear Safety Design Agreement for the Gravity Reactor, allowing us to advance to the next phase of the DOE review process, including submission of a Preliminary Documented Safety Analysis. Subject to further DOE authorization, we intend to demonstrate the Gravity Reactor, and apply for a commercial license with the U.S. Nuclear Regulatory Commission (“NRC”) in the first half of 2027, converting the same pilot reactor to commercial operation. We are working closely with both the DOE and the NRC to align demonstration and licensing, as we are aiming to move these efforts forward together rather than advancing them in sequence.

The third and final phase of our phased deployment plan involves the construction of surface facilities and seeking high-volume commercial licensing for deployment of multiple reactors at a single site through clustered boreholes, and subsequently, at multiple sites. We are targeting as early as 2027 to seek such high-volume commercial licensing with the NRC, and anticipate at least a one-year lag between the start of construction and revenue recognition. We are targeting initial commercial deployment as early as 2027 of up to 5 MWe, which we expect to connect directly to transmission lines. This initial deployment is separate from our Master Energy Purchase Agreement with the Great Plains Development Authority, which covers an initial phase of 150 MW at the Great Plains Industrial Park targeted for commercial operation in September 2028.

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

Initial Public Offering

On June 22, 2026, the Company completed its IPO of 2,500,000 shares of its common stock at a public offering price of $16.00 per share. The gross proceeds to the Company from the public offering were $40.0 million. After deducting underwriting discounts and commissions and offering expenses paid by the Company, net proceeds from the IPO were $34.3 million. As part of the IPO, the Company granted the underwriters a 30-day option to purchase up to an additional 375,000 shares of its common stock at the initial public offering price for any over-allotment, less underwriting discounts and commissions. On July 17, 2026, the option expired unexercised, and no additional shares were issued by the Company.

The Company intends to use the net proceeds from this offering for general working capital and corporate purposes, including towards the engineering, research and development, licensing and construction of its first pilot nuclear reactor and supporting the advancement, development, and commercialization of related technologies.

Accounting Considerations

The interim unaudited condensed consolidated financial statements and related footnotes included in this Quarterly Report include descriptions of Legacy Deep Fission’s previously outstanding common stock; however, in connection with the Merger, all shares of Legacy Deep Fission common stock were converted into the right to receive shares of our common stock. See “The Merger” and “The September 2025 Private Placement” above for detailed information regarding the Merger and the September 2025 Private Placement and the related conversion of the shares of Legacy Deep Fission’s common stock.

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

Our Intended Business

As described under “Business Model and Revenue Streams” in Item 1, “Business,” of the Annual Report on Form 10-K for the year ended December 31, 2025, our business model is designed to generate revenue from (i) project-level equity participation, including indirect participation in project-level cash flows from electricity sales, (ii) one-time upfront revenue, generally expected to be associated with Gravity Reactor deployment and related upfront project development services; and (iii) recurring revenue, generally expected to be associated with technology licensing and operations and maintenance services of Gravity Reactor installations. Because we have not yet commercialized a Gravity Reactor, none of these revenue streams have begun to materialize and are not reflected in our historical results.

Components of Results of Operations

Operating Expenses

General and administrative expenses primarily consist of costs associated with administrative staff personnel costs, including salaries, employee benefit costs, bonuses and stock-based compensation expense, as well as legal and professional fees, marketing and advertising, business development, insurance, facilities, utilities, and other office expenses related to our business functions.

Research and development expenses primarily represent costs incurred to develop our technology. These costs consist of personnel costs, including salaries, employee benefit costs, bonuses and stock-based compensation expense, software costs, computing costs, hardware and experimental supplies, and expenses for outside engineering contractors for analytical work and consulting costs. We expense all research and development costs in the periods in which they are incurred.

Other Non-Operating Income (Expense)

Other non-operating income (expense) consists primarily of change in fair value of SAFE Notes, interest income, interest expenses, and other miscellaneous expenses.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table sets forth our summarized financial information for the periods indicated:

	For the Three Months Ended
	September 30,
	2026	2025	$ Variance	% Variance
(in thousands, except percentage data)
Operating expenses
General and administrative expenses	$10,171	$6,794	$3,377	50%
Research and development expenses	11,437	1,920	9,517	496%
Operating expenses	21,608	8,714	12,894	148%
Operating loss	(21,608)	(8,714)	(12,894)	148%

Other non-operating income (expense)
Interest income	676	14	662	4,729%
Change in Fair Value of SAFE Notes	—	(36,715)	36,715	100%
Other income	3	1	2	200%
Total non-operating income (expense)	679	(36,700)	37,379	102%

Net loss	$(20,929)	$(45,414)	$24,485	54%

Operating Expenses

General and administrative expenses increased by $3.4 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in general and administrative expenses was primarily attributable to increased legal, accounting, audit, listing and compliance costs, marketing and branding costs, higher insurance costs, and increased personnel costs due to an increase in the number of employees year over year, partially offset by a decrease in non-cash stock-based compensation expense during the quarter.

Research and development expenses increased by $9.5 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase was primarily attributable to the advancement of the Company’s operating plans and progression of the first phase of the Company’s phased deployment plan, including increased reactor pilot project manufacturing, construction, design, and pre-operational activities. The increase was also driven by higher personnel costs and non-cash stock-based compensation expense associated with increased headcount year over year.

Other Non-Operating Income (Expense)

Other non-operating income (expense) increased by $37.4 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. This increase was primarily driven by the absence of a loss from the change in fair value of SAFE Notes in the current period, as all SAFE Notes were converted into common stock in connection with the Merger on September 5, 2025. Interest income for the three months ended September 30, 2026 consisted primarily of interest earned on the February 2026 Private Placement and IPO funds.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table sets forth our summarized financial information for the periods indicated:

	For the Nine Months Ended
	September 30,
	2026	2025	$ Variance	% Variance
(in thousands, except percentage data)
Operating expenses
General and administrative expenses	$37,426	$9,063	$28,363	313%
Research and development expenses	37,606	3,470	34,136	984%
Operating expenses	75,032	12,533	62,499	499%
Operating loss	(75,032)	(12,533)	(62,499)	499%

Other non-operating income (expense)
Interest income	1,743	14	1,729	12,350%
Change in Fair Value of SAFE Notes	—	(39,834)	39,834	100%
Other income	7	2	5	250%
Total non-operating income (expense)	1,750	(39,818)	41,568	104%

Net loss	$(73,282)	$(52,351)	$(20,931)	40%

Operating Expenses

General and administrative expenses increased by $28.4 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in general and administrative expenses was primarily attributable to a $15.1 million increase in non-cash stock-based compensation expense, as well as increased legal and professional fees, accounting, audit, compliance and listing costs, marketing and branding costs, and higher personnel costs due to an increase in the number of employees year over year.

Research and development expenses increased by $34.1 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase was primarily attributable to the advancement of the Company’s operating plans and progression of the first phase of the Company’s phased deployment plan, including increased reactor pilot project manufacturing, construction, design, and pre-operational activities. The increase was also driven by higher personnel and non-cash stock-based compensation expense associated with increased headcount year over year.

Other Non-Operating Income (Expense)

Other non-operating income (expense) increased by $41.6 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. This increase was primarily driven by the absence of a loss from the change in fair value of SAFE Notes in the current period, as all SAFE Notes were converted into common stock in connection with the Merger on September 5, 2025. Interest income for the nine months ended September 30, 2026 consisted primarily of interest earned on the February 2026 Private Placement and IPO funds.

Liquidity and Capital Resources

Since our inception, we have financed our operations primarily through the issuance and sale of our equity securities. Our primary requirements for liquidity and capital are to finance working capital and capital expenditures associated with operating and managing the Company, as well as for general corporate purposes. As of September 30, 2026, our principal source of liquidity was our cash and cash equivalents of $63.4 million and investments in highly liquid available-for-sale securities of $8.3 million.

On February 5, 2026, the Company issued and sold 5,333,333 shares of common stock at a purchase price of $15.00 per share, to certain accredited and institutional investors pursuant to the subscription agreements for an aggregate purchase price of $80.0 million. The aggregate net proceeds to the Company from the offering were approximately $75.1 million, after deducting fees to the placement agents and expenses paid by the Company.

On June 22, 2026, the Company completed its IPO and issued and sold 2,500,000 shares of common stock at $16.00 per share. The Company received net proceeds of approximately $34.3 million from the IPO, after deducting underwriting discounts and commissions and offering expenses.

We expect to use our proceeds from the February 2026 Private Placement and IPO for general working capital and corporate purposes, including towards the engineering, research and development of our first pilot nuclear reactor and related technologies. A portion of the net proceeds from the February 2026 Private Placement and IPO will also be used to cover management, overhead, legal and accounting fees and expenses and could include potential acquisitions of complementary businesses or assets (though none is currently contemplated). Based on our expectation of continued operating losses for at least the near term and our current operating plan, we anticipate our existing cash and cash equivalents, together with net proceeds from the February 2026 Private Placement and IPO, are not likely to be sufficient to fund our operations for the next twelve months, absent additional financing or material changes to our operating plan. Accordingly, we determined that there is substantial doubt about our ability to continue as a going concern for the twelve-month period following the issuance of these financial statements. In order to continue to operate our business beyond that time, we will need to raise substantial additional capital in the near term.

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

Cash Flows

Nine Months Ended September 30, 2026 and 2025

As of September 30, 2026, our cash and cash equivalents were $63.4 million. The following table shows a summary of our cash flows for the periods presented:

	For the Nine Months Ended
	September 30,
	2026	2025	$ Change
(in thousands)
Net cash (used in) provided by:
Operating activities	$(61,271)	$(6,490)	$(54,781)
Investing activities	(8,438)	(28)	(8,410)
Financing activities	109,423	30,031	79,392
Net increase in cash and cash equivalents	$39,714	$23,513	$16,201

Operating Activities

Net cash used in operating activities increased by $54.8 million, to $61.3 million for the nine months ended September 30, 2026, compared to the net cash used in operating activities of $6.5 million for the nine months ended September 30, 2025. The increase in net cash used in operating activities was primarily attributable to increased net losses, changes in working capital, including prepaids and other assets, partially offset by increases in accounts payable, and accrued liabilities.

Investing Activities

Net cash used in investing activities increased by $8.4 million, to $8.4 million for the nine months ended September 30, 2026, compared to the net cash used in investing activities of $28 thousand for the nine months ended September 30, 2025. Net cash used in investing activities was primarily attributable to purchases of available-for-sale securities.

Financing Activities

Net cash provided by financing activities increased by $79.4 million, to $109.4 million for the nine months ended September 30, 2026, compared to the net cash provided by financing activities of $30.0 million for the nine months ended September 30, 2025. The increase in net cash provided by financing activities was primarily attributable to proceeds from the February 2026 Private Placement and the IPO, net of offering and underwriting costs.

Contractual Obligations and Commitments

In February 2026, the Company entered into an operating lease, as the lessee, for approximately 100 acres located within the Great Plains Industrial Park in Parsons, Kansas (the “Kansas Site”). The agreement provides for a contractual term of 99 years, with two 25-year renewal options; however, for purposes of ASC 842, the Company determined the lease term to be the two-year minimum noncancelable period, as it is not reasonably certain to continue the lease beyond that period. The lease agreement also includes a mandatory purchase option for a purchase price of approximately $5.0 million if the Company is granted a license for commercial operation of the future reactor by the NRC at the Kansas Site. The Company has commenced initial site development activities intended to inform borehole design, drilling techniques, and site suitability for future reactor deployment. In connection with the Kansas Site, the Company will be subject to requirements related to plugging and abandonment once drilling of the non-nuclear demonstration borehole begins. During the three months ended September 30, 2026, the Company purchased a surety bond and deposited funds in the amount of $0.9 million to provide financial assurance for coverage of the future plugging and abandonment costs of the well in conjunction with obtaining the permit to drill. The surety bond is recorded in Other non-current assets on the Company’s interim unaudited condensed consolidated balance sheets.

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

SAFE Notes

In 2025, the Company issued SAFE Notes in exchange for cash financing. The SAFE Notes converted into our common stock in connection with the Merger in September 2025. The Company accounted for its SAFE Notes as derivatives under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815, “Derivatives and Hedging”, and presented them as long-term liabilities in the accompanying condensed consolidated balance sheets. The determination of fair value for the Company’s SAFE Notes required significant judgment and the use of estimates. We have described the valuation of the SAFE Notes in Note 5 to our unaudited condensed consolidated financial statements included in this Quarterly Report.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2026 due to the material weaknesses in internal control over financial reporting, as previously disclosed in Part II, Item 9A of our Annual Report and continue to exist as of September 30, 2026.

Notwithstanding the identified material weaknesses, management believes that the financial statements and related financial information included in this Quarterly Report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Company as of, and for the periods presented in accordance with U.S. generally accepted accounting principles.

Remediation Update

As previously described in Part II, Item 9A of our Annual Report, the Company began implementing a remediation plan to address the material weaknesses mentioned above, including designing and implementing increased controls along with increasing oversight and review of controls. Specifically, we have taken the following steps to remediate the identified material weaknesses and improve our internal control over financial reporting: (i) we have hired key personnel with relevant financial reporting and controls expertise to strengthen our finance and accounting function, and to address the material weaknesses related to IT general controls and segregation of duties; (ii) we are currently designing and implementing operation of additional controls across several areas, including financial reporting, our procure to pay cycle, equity administration, and IT general controls and segregation of duties; and (iii) we are currently in the implementation phase of a new equity management and reporting system. We continue to evaluate and implement additional remediation initiatives as appropriate.

Changes in Internal Control over Financial Reporting

Other than with respect to the remediation efforts described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

Summary of Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider all information in this Quarterly Report, including our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before purchasing our common stock. These risks and uncertainties include, but are not limited to, the following:

●	Our Gravity Reactor is unproven and may not perform as expected or be commercially viable.
●	We are an early-stage company with no revenue, a history of losses, and a “going concern” opinion from our auditors.
●	We require substantial additional capital and may be unable to obtain financing on acceptable terms or at all.
●	Our technology depends on successful deep vertical borehole drilling and subsurface engineering, which involve significant technical and regulatory risks.
●	We may be unable to identify, acquire, lease, or otherwise secure access to suitable sites with geological characteristics necessary to deploy our Gravity Reactor.
●	We have no experience operating nuclear facilities and may be unable to develop necessary operational capabilities.
●	The market for our technology is not established and may not develop as expected.
●	Commercialization depends on our ability to enter into long-term commercial arrangements, including power purchase agreements, ability to establish strategic partnerships, and ability to obtain grid interconnection approvals.
●	Our technology may not be cost competitive with other energy sources.
●	Our development and deployment expectations, financial estimates and financial forecasts, including any underlying assumptions, are subject to significant uncertainty.
●	We are subject to significant supply chain risks, including access to nuclear fuel and specialized components and specialized fuel cycle services.
●	Our development activities and operations involve inherent safety risks and potential liability for nuclear incidents and environmental contamination.

●	Our business is subject to extensive government regulation and we may be unable to obtain required approvals, including from the NRC.
●	Our reliance on DOE authorization under our Other Transaction Agreement for Reactor Authorization (the “OTA”) involves legal and regulatory uncertainty and does not replace the requirement for NRC licensing.
●	We are involved in litigation relating to the NRC’s licensing framework, which may adversely affect our regulatory pathway.
●	Changes in government policy, including government incentives, public perception of nuclear energy, or environmental laws could adversely affect our business.
●	We are subject to government export control, economic sanctions, import, anti-corruption, anti-bribery, anti-money laundering and other laws and regulations that may affect our ability to compete successfully outside of the United States.
●	We may be unable to adequately protect our intellectual property or may be subject to infringement claims.
●	We face general risks related to cybersecurity, macroeconomic conditions, supply chains, natural disasters and severe weather events, and loss of key personnel.
●	We may be subject to litigation, investigations, claims or other legal proceedings that could be costly to defend.
●	Operating as a public company increases our administrative burden and costs, and we are subject to additional legal requirements as a result of being a public company.
●	We recently restated certain previously issued consolidated financial statements to correct certain errors and have identified material weaknesses in our internal control over financial reporting that caused our management to conclude that we did not maintain effective internal control over financial reporting and that our disclosure controls and procedures were not effective as of September 30, 2026.
●	An active trading market for our common stock may not be sustained, and the market price of our common stock may be volatile.
●	We may be unable to satisfy the continued listing requirements of Nasdaq, which could result in delisting of our common stock.
●	Investing in our common stock may involve a significant degree of risk.
●	Future issuances of our equity securities could result in substantial dilution to our stockholders.
●	We have broad discretion in the use of the net proceeds from our IPO, and our use of those proceeds may not yield a favorable return on your investment.

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

Legacy Deep Fission was formed in 2023 and has not generated revenue from commercial operations. During the nine months ended September 30, 2026 and the year ended December 31, 2025, we incurred net losses of $73.3 million and $61.0 million, respectively.

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

There is substantial doubt about our ability to continue as a going concern, and our auditor has issued a “going concern” opinion with respect to our financial statements.

Our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2025 indicating that there is substantial doubt about our ability to continue as a going concern. During the nine months ended September 30, 2026 and the year ended December 31, 2025, we generated no revenue and incurred net losses of $73.3 million and $61.0 million, respectively, and as of September 30, 2026 and December 31, 2025, we had an accumulated deficit of $140.0 million and $66.7 million, respectively. As of September 30, 2026, our cash and cash equivalents were $63.4 million and we held investments in available-for-sale securities of $8.3 million. Management’s current operating plan indicates that the net proceeds from our IPO, together with our existing cash and cash equivalents, will not be sufficient to fund our planned operations through the one-year period following the issuance of our interim unaudited condensed consolidated financial statements included in this Quarterly Report, given our recurring losses from operations and our expectation of continued operating losses for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern.

Our ability to continue operating our business depends on the receipt of substantial additional capital, including through future equity issuances, debt financing, strategic partnerships, and other capital raising transactions. However, there can be no assurance that any such additional financing will be available on acceptable terms, on a timely basis, or at all.

Our business plans require substantial additional capital, and we may not be able to obtain financing on acceptable terms or at all.

Our business will require significant capital to fund the continued development of our Gravity Reactor, obtain regulatory approvals, construct and deploy reactor facilities, and support our operations. We estimate that the total capital required to complete our pilot reactor program under the DOE Reactor Pilot Program and to obtain NRC licensing for commercial deployment will be substantial, and there is significant uncertainty regarding the exact amount of our ultimate capital requirements due to the early stage of our technology development, the novel nature of our regulatory pathway, and the unpredictability of construction and deployment costs. We expect to incur operating losses for the foreseeable future and will require significant additional financing to execute our business plan. Our planned pilot reactor and subsequent development activities are not fully funded and will require substantial additional capital. Specifically, in addition to our cash and cash equivalents and investments in available-for-sale securities currently available to support these activities, which were approximately $63.4 million and $8.3 million, respectively, as of September 30, 2026, we estimate that we will require approximately $90 million of additional capital to complete development of, and license and commercially deploy, our first commercial reactor, in addition to requiring additional capital to fund basic corporate personnel and overhead costs. If we are unable to obtain such funding, our development timelines may be delayed, and we may be required to reduce or terminate portions of our development programs.

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

We expect that we will need to raise additional capital in the future through equity issuances, debt financings, strategic partnerships, government programs, or other financing arrangements. However, there can be no assurance that such financing will be available on acceptable terms, on a timely basis, or at all.

If we are unable to obtain sufficient funding, we may be required to delay, reduce, or terminate all or portions of our development programs or other operations, which could materially adversely affect our business, prospects, results of operations, and financial condition. In addition, to the extent that we raise additional capital through the issuance of additional equity or convertible securities, the ownership interests of our stockholders will be diluted, potentially significantly. Given the magnitude of our anticipated capital requirements, future equity financings could result in substantial dilution to stockholders. Moreover, the terms of such securities or any other financing may include preferences or other rights that adversely affect the value of, or rights of holders of, our common stock. Debt financing, if available, could result in additional debt service obligations, and debt financings or other financings may involve covenants that restrict our operations or financial flexibility.

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

The successful commercialization of our reactors will depend on our ability to enter into commercial arrangements, including power purchase agreements (“PPAs”), with hyperscale data centers and other large power users, as well as utilities, industrial operators, and government or defense installations. These agreements are typically required to support project financing and provide revenue certainty for power generation assets. We have not yet entered into any PPAs or other binding commercial arrangements.

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

There can be no assurance that we will successfully establish or maintain such partnerships on commercially acceptable terms, including with respect to our non-binding memorandum of understanding with Youngquist. Potential partners may require additional validation of our technology, regulatory approvals, operational track records, or other assurances before committing to collaboration.

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

Our development and deployment expectations, financial estimates and financial forecasts, including any underlying assumptions, are subject to significant uncertainty.

We have described, in this Quarterly Report and in our other filings with the SEC, our current development and deployment expectations for our reactors, and we have previously disclosed certain financial estimates (including per reactor capital costs of deployment, annual cash operating expenses per reactor, annual revenue generation per reactor and annual cash contribution per reactor, in each case, for 2x2 fuel assembly configurations and 3x3 fuel assembly configurations). These expectations and estimates, and any financial forecasts that we may use or disclose from time to time, as well as the underlying assumptions (including timelines and other cost projections), are subject to significant uncertainty.

For example, these financial estimates, and the related development and deployment expectations for our reactors, are based on a range of assumptions, including relating to design life; output levels; operation uptime; demand and PPAs, including pricing; expected development and deployment timelines, including regulatory approval timelines; refueling intervals; continuity of reactor design; and consistency of deployment conditions. These estimates and expectations are also based on numerous additional assumptions, including assumptions regarding regulatory approvals, engineering performance, supply chain (including fuel) availability and pricing, financing conditions, market demand and reactor utilization and the availability of suitable deployment sites.

Because our technology is in an early stage of development and has not yet been commercially deployed, there is limited historical data on which management can base these estimates, making it even more difficult to source reliable information and formulate reliable assumptions. Actual results may differ materially from those contemplated by these expectations, estimates, forecasts or assumptions. Accordingly, these expectations, estimates, forecasts and assumptions should not be relied upon as being indicative of future results, and investors are cautioned not to place undue reliance on these expectations, estimates, forecasts or assumptions.

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

The development and deployment of our Gravity Reactor will require drilling deep vertical boreholes, constructing specialized reactor facilities, transporting heavy equipment, installing and emplacing the reactor, handling, transportation and disposal of radioactive and hazardous materials, and performing complex engineering and construction activities, each of which remains subject to ongoing engineering analysis and development, safety evaluations and regulatory review. These activities involve inherent safety risks, including the potential for workplace accidents, equipment failures, structural incidents, exposure to radioactive and hazardous materials, or other operational hazards.

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

Accidents and other unforeseen problems at nuclear facilities have occurred in the United States and elsewhere. Our Gravity Reactor is a novel design, and full analysis of its performance and safety characteristics is ongoing. As a result, there may be risks associated with the operation of our technology that are not yet fully understood. The subsurface emplacement of our reactor creates unique risk considerations, including the potential for groundwater contamination in the event of a breach of containment systems, challenges associated with accessing or retrieving the reactor in an emergency, and the interaction of reactor systems with subsurface geological and hydrological conditions over extended operating periods.

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

The DOE’s ability to authorize privately-owned nuclear test facilities on private land under our OTA is a novel application of that authority. Litigation arising under or relating to the Atomic Energy Act (“AEA”) and the Energy Reorganization Act of 1974, or a change in policy made by a future administration, could result in this authority being revoked, overturned, limited, modified, or abandoned.

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

In April 2025, we joined as a plaintiff in a federal lawsuit, State of Texas et al. v. U.S. Nuclear Regulatory Commission (Case No. 6:24-cv-00507), pending in the U.S. District Court for the Eastern District of Texas. The lawsuit challenges the NRC’s interpretation and application of certain licensing regulations under the Atomic Energy Act, including the NRC’s definition of “utilization facility,” and seeks declaratory and injunctive relief requiring the NRC to revise its licensing framework and undertake new rulemaking under the Administrative Procedure Act (the “APA”). The litigation remains pending and is subject to significant uncertainty, including the possibility of adverse rulings, expanded claims, appeals, or changes in regulatory interpretation or enforcement during its pendency. See Part II, Item 1, “Legal Proceedings” in this Quarterly Report and Part I, Item 3, “Legal Proceedings” in the Annual Report for more information.

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

Our operations and those of our customers are subject to a variety of federal, state, local, and foreign environmental, health, and safety laws and regulations governing, among other things, air emissions; stormwater discharges; wastewater discharges; land and water use (including drilling and groundwater protection-related regulations); workplace safety; the management, transportation, use, handling, and disposal of hazardous and radioactive materials and waste; and the remediation of releases of hazardous materials. In addition, domestic and international environmental laws and regulations tend to evolve and become more stringent over time, including regulations relating to human health and environmental protection. Relevant governmental authorities may also shift their interpretations of existing laws. Relatedly, we cannot guarantee that our measures to monitor these developments — and the time and resources we spend to comply with applicable laws, regulations and guidelines — will satisfy regulators or other third parties, such as our customers, who may also be subject to extensive government regulation. Any such developments could increase the costs associated with deploying or operating our technology or reduce demand for our products, which could materially adversely affect our business, prospects, financial condition, and results of operations.

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

Our invention-assignment agreements with our employees, consultants and contractors generally provide that those inventions conceived by the party while rendering services to us will be our exclusive intellectual property. While we require our employees, consultants, and contractors to assign such intellectual property to us, if the intellectual property is not automatically assigned (e.g., as work made for hire), those agreements may not be honored and obligations to assign intellectual property may be challenged or breached. Moreover, there may be some circumstances where we are unable to negotiate for such ownership rights and/or others misappropriate those rights in the process.

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

Our business may be affected by macroeconomic and geopolitical developments outside of our control, including inflation, changes in interest rates, fluctuations in currency exchange rates, adverse developments affecting financial institutions or the financial services industry, global trade tensions, armed conflicts (including the ongoing conflicts in Ukraine and the Middle East), public health crises, terrorism, power loss and other disruptions to global markets.

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

From time to time, we may become involved in litigation, investigations, claims and other legal proceedings, including those arising in the ordinary course of business. Such matters may involve claims by suppliers, customers, competitors, current or former employees, communities impacted by our operations, governmental or regulatory authorities, or other third parties. We are not currently aware of any material litigation, investigations, claims or other legal proceedings other than those described under Part II, Item 1, “Legal Proceedings” in this Quarterly Report and Part I, Item 3, “Legal Proceedings” in the Annual Report.

We face heightened litigation risk following the recent publication of a short seller report about us. On September 24, 2026, a short-selling firm published a report containing allegations and opinions regarding, among other things, the cost competitiveness and projected economics of our Gravity Reactor, our capital cost estimates, the feasibility of our anticipated regulatory and deployment timelines and the nature of our customer pipeline and commercial arrangements. The market price of our common stock declined significantly following the publication of the report, and several plaintiffs’ law firms have since issued press releases announcing that they are investigating potential claims on behalf of our stockholders, including under the federal securities laws, and soliciting investors to participate in those claims. Although, as of the date of this Quarterly Report, we are not aware of any lawsuit having been filed against us or any of our officers or directors relating to the matters raised in the report, companies that are the subject of short seller reports are frequently named as defendants in securities class action litigation and stockholder derivative lawsuits. We may become subject to such litigation, as well as to inquiries or investigations by the SEC or other governmental or regulatory authorities, relating to the allegations in the report or the related decline in the market price of our common stock.

Litigation, investigations, claims and other legal proceedings, including any arising from the short seller report, are subject to inherent uncertainties and, regardless of their merit or outcome, may be time-consuming and expensive to defend, require us to devote significant resources to investigating and responding to allegations, and divert the attention of our board of directors and management from our business. If we are found liable in, or settle, any such matter, we could be required to pay substantial damages or penalties or to modify our business practices. Any such matter could also damage our reputation, harm our relationships with customers, partners or regulators, and adversely affect the market price of our common stock and our ability to raise the substantial additional capital we require.

We recently restated certain previously issued consolidated financial statements to correct certain errors and have identified material weaknesses in our internal control over financial reporting that caused our management to conclude that we did not maintain effective internal control over financial reporting as of December 31, 2024 and 2025, and which could, if not remediated, result in additional material misstatements in our consolidated interim and annual financial statements. Our Chief Executive Officer and Chief Financial Officer also have concluded that our disclosure controls and procedures were not effective as of September 30, 2026 due to material weaknesses in internal control over financial reporting. A failure to maintain effective internal control over financial reporting or disclosure controls and procedures could impact our ability to accurately and timely report our financial results and other material disclosures or otherwise cause us to fail to meet our reporting obligations, which could have a material adverse effect on our operations and investor confidence in our business.

Subsequent to the issuance of our unaudited interim condensed consolidated financial statements as of and for the fiscal quarter ended September 30, 2025, we identified errors related to valuations of SAFE Notes and stock-based compensation expense and determined that (i) our previously issued audited consolidated financial statements for the fiscal year ended December 31, 2024 and for the period from July 17, 2023 (inception) through December 31, 2023, and the unaudited condensed consolidated financial statements for the quarters ended June 30, 2024, September 30, 2024, June 30, 2025, and September 30, 2025 should no longer be relied upon and (ii) our previously issued audited consolidated financial statements for the fiscal year ended December 31, 2024 and the unaudited condensed consolidated financial statements for the quarters ended June 30, 2024, September 30, 2024, June 30, 2025, and September 30, 2025 should be restated. As a result of the aforementioned errors and restatements, we are subject to additional risks and uncertainties, including unanticipated legal and accounting costs, litigation, governmental proceedings or investigations and loss of investor confidence or reputational harm to our business.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2026 as a result of the material weaknesses in internal control over financial reporting. Management is implementing changes to strengthen our internal controls and remediate the material weaknesses. See Part I, Item 4, “Controls and Procedures” in this Quarterly Report for additional information related to the material weaknesses in internal control over financial reporting and our related remediation activities.

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

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not be sustained.

Prior to the completion of our IPO in June 2026, there was no public trading market for our common stock. Although our common stock is listed on The Nasdaq Global Market under the symbol “FISN,” we cannot assure you that an active trading market for shares of our common stock will be sustained. As a result, stockholders may find it difficult or impossible to sell their shares at times and prices that they consider appropriate, or at all. The absence of an active trading market could also impair our ability to raise additional capital through future equity issuances.

We may be unable to satisfy the continued listing requirements of Nasdaq.

We are required to satisfy the continued listing requirements of Nasdaq to maintain the listing of our common stock. These requirements include, among other things, minimum stock price, minimum market capitalization, and corporate governance standards. We cannot assure you that we will be able to satisfy these continued listing requirements in the future. If we fail to satisfy the continued listing requirements, Nasdaq may take steps to delist our common stock. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, limiting our ability to issue additional securities or obtain additional financing in the future, and decreasing analyst coverage of us. In addition, delisting from Nasdaq may negatively impact our reputation and, as a consequence, our business, prospects, results of operations, and financial condition.

Investing in our common stock may involve a significant degree of risk.

Investing in our common stock involves a high degree of risk. The investments we make in accordance with our strategic objectives may result in a higher amount of risk when compared to alternative investment options and volatility or loss of principal. Our investments may be highly speculative and aggressive, and therefore an investment in our common stock may not be suitable for someone with lower risk tolerance and investors in our common stock may experience losses and volatility.

Furthermore, as described elsewhere in this Quarterly Report, there is substantial doubt about our ability to continue as a going concern, and our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements for the year ended December 31, 2025 to that effect. We have incurred significant losses since inception, have no revenue, and expect to continue to incur losses for the foreseeable future. If we are unable to raise sufficient additional capital, we may be forced to curtail or cease our operations, liquidate our assets, or seek bankruptcy protection. In any such event, our common stock could become worthless, and you could lose all or substantially all of your investment. Even if we are able to continue as a going concern, there can be no assurance that the market price of our common stock will ever exceed the price you pay for it, or that you will be able to sell your shares at any price.

Future issuances of our equity securities could result in substantial dilution to our stockholders.

We may issue additional equity and equity-linked instruments in the future, including in connection with the exercise of warrants and options and the vesting and settlement of outstanding RSUs, as well as in connection with financings, strategic transactions, acquisitions, or equity incentive programs. If we issue additional equity or equity-linked instruments at a price per share that is less than the price at which you purchased your shares, the value of your common stock will likely be reduced. The issuance of additional equity or equity-linked instruments could dilute existing stockholders and adversely affect the market price of our common stock.

We are required to comply with the corporate governance requirements of Nasdaq.

As a result of the listing of our common stock on Nasdaq, we are required to comply with the various corporate governance measures required by Nasdaq, which address matters such as board independence, audit committee oversight, and adoption of certain policies. Meeting these requirements has increased, and will continue to increase, our legal, accounting and compliance costs. If we fail to satisfy any Nasdaq corporate governance requirement, Nasdaq could issue a deficiency notice, require us to submit a compliance plan or take steps to delist our common stock.

The market price of our common stock may be volatile.

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

In addition, the stock markets in general have experienced significant volatility that has often been unrelated to the operating performance of individual companies. These market fluctuations could adversely affect the trading price of our common stock.

Future sales of our common stock could cause our stock price to decline.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares of common stock intend to sell shares, could reduce the market price of our common stock. The shares purchased in our IPO may be resold in the public market immediately, unless such shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. In connection with our IPO, a substantial portion of our outstanding shares are subject to a 180-day lock-up period provided under lock-up agreements executed in connection with the offering and are restricted from immediate resale under the federal securities laws. All of these shares of common stock will, however, be able to be resold after the expiration of the lock-up period, as well as pursuant to customary exceptions thereto or upon the waiver of the lock-up agreement by the representatives on behalf of the underwriters. In addition, as disclosed in this Quarterly Report under Part II, Item 5, “Other Information,” certain of our directors and officers have adopted Rule 10b5-1 trading arrangements providing for the sale of shares of our common stock beginning in March 2027 to satisfy tax obligations upon the vesting and settlement of restricted stock units. We also have registered shares of common stock that we have or may issue under our equity incentive plans. These shares can be freely sold in the public market upon issuance, subject to the lock-up agreements. As restrictions on resale end, the market price of our stock could decline if the holders of currently restricted shares of common stock sell them or are perceived by the market as intending to sell them.

Our executive officers, directors and principal stockholders collectively hold a significant percentage of the voting power of our company.

Our executive officers, directors and holders of more than 5% of our common stock beneficially own collectively approximately 49.2% of the voting power of our outstanding common stock. As a result, these stockholders may be able to influence or control matters requiring stockholder approval, including the election of directors, approval of mergers or other business combinations, and other significant corporate transactions. The interests of these stockholders may conflict with your interests. This concentration of ownership may limit the ability of other stockholders to influence corporate matters and may discourage or delay potential changes in control of the company.

Operating as a public company increases our administrative burden and costs, and we are subject to additional legal requirements as a result of being a public company.

As a newly public company, we are subject to the reporting and regulatory requirements of the Securities Act, the Exchange Act, and other federal securities laws and regulations, including compliance with the Sarbanes-Oxley Act of 2002 and related rules adopted by the SEC and the Public Company Accounting Oversight Board. These requirements increase our legal, accounting, and administrative costs and require significant management attention.

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

Any offering of our securities is subject to the U.S. federal securities laws, including Section 5 of the Securities Act, which regulates the way in which we can offer our securities. Compliance with these requirements is complex. As an early-stage company with a novel deployment model, a significant element of our strategy is to increase awareness of our business. We seek to do this in a variety of ways, including by participating in industry conferences and engaging with the media. Although we attempt to conduct these activities in compliance with applicable law, it can be difficult to control the timing and content of media coverage of our company or the industry. There has been media coverage related to the Company, including with respect to our potential plans to raise capital, and there may be additional media coverage related to the Company beyond our control. If our engagement with the media or other efforts to increase awareness of our business were held to violate Section 5 of the Securities Act, we could be required to repurchase the shares sold to purchasers in the applicable offering at the original purchase price for a period of one year following the date of the violation.

We are an emerging growth company and a smaller reporting company.

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 and as a “smaller reporting company” under SEC rules. As a result, we are permitted to rely on certain exemptions from disclosure and other requirements applicable to other public companies.

For example, we are not required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act for as long as we remain an emerging growth company.

In addition, we have elected to take advantage of the extended transition period for complying with new or revised accounting standards and intend to rely on certain reduced disclosure requirements available to emerging growth companies and smaller reporting companies. As a result, we will not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not emerging growth companies or smaller reporting companies, which may make comparison of our financial statements with those of other public companies more difficult. In addition, the information that we provide in our periodic reports may be different from the information investors may receive from other public companies in which they hold equity interests.

Investors may find our common stock less attractive if we rely on these exemptions, which could result in a less active trading market for our common stock.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult and may discourage takeover attempts that stockholders may consider favorable.

Our amended and restated certificate of incorporation (“Certificate of Incorporation”) and our amended and restated bylaws (“Bylaws”) contain provisions that could delay or prevent a change in control of our company without the approval of our board of directors. These provisions could make it more difficult for stockholders to elect directors who are not nominated by our current board of directors or to take other corporate actions. These provisions include, among others:

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

Our Certificate of Incorporation designates certain courts as the exclusive forum for certain stockholder disputes.

Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, certain legal actions and substantially all disputes between us and our stockholders must be brought in the Delaware Court of Chancery or federal courts of the United States. This, however, shall not apply to claims or causes of action brought to enforce a duty or liability created by the Securities Act or the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. These provisions may limit a stockholder’s ability to bring claims in a forum of their choosing and may discourage lawsuits against us and our directors or officers.

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid dividends on our capital stock and currently intend to retain any future earnings to finance the growth and development of our business. As a result, investors may only realize a return on their investment through appreciation in the price of our common stock, which may never occur.

We have broad discretion in the use of the net proceeds from our IPO, and our use of those proceeds may not yield a favorable return on your investment.

Our management has broad discretion in the application of the net proceeds from our IPO, including for any purpose described in the final prospectus for our IPO under “Use of Proceeds,” and we could utilize such proceeds in ways with which you may not agree. In addition, we might not use the net proceeds from our IPO effectively or in a manner that increases our market value or enhances our profitability. Our failure to apply the net proceeds from our IPO effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, in our investment of these net proceeds. You will not have the opportunity to influence our decisions on how to use our net proceeds from our IPO.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, our stock price and trading volume could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Furthermore, if one or more analysts were to cover us and downgraded our stock or our industries, or the stock of any of our competitors, or published inaccurate or unfavorable research about our business, or if our operating results did not meet their expectations, the price of our common stock could decline. If one or more analysts were to initiate and then cease coverage of us or fail to publish reports on us regularly, our visibility in the market could decline or disappear, which in turn could cause our stock price or trading volume to decline.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On June 22, 2026, the Company completed its IPO of 2,500,000 shares of common stock at a public offering price of $16.00 per share, pursuant to a registration statement on Form S-1 (File No. 333-296043), declared effective by the SEC on June 17, 2026. The Benchmark Company, LLC and Seaport Global Securities LLC acted as representatives of the underwriters. The Company received net proceeds of approximately $34.3 million after deducting underwriting discounts and commissions of $3.2 million and offering expenses of approximately $2.5 million. No offering expenses were paid directly or indirectly to any of the Company’s directors or officers (or their associates), persons owning 10% or more of any class of the Company’s equity securities or any other affiliates. There has been no material change in the planned use of proceeds from the IPO as described in the final prospectus filed with the SEC pursuant to Rule 424(b) on June 18, 2026.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Insider Trading Arrangements and Policies

During the quarter ended September 30, 2026, certain of the Company’s directors and officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted a “Rule 10b5-1 trading arrangement” with respect to the Company’s common stock, as described below, in order to satisfy tax obligations upon the vesting and settlement of restricted stock units. Each arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and permits transactions to commence only after expiration of the applicable cooling-off period required by Rule 10b5-1. Other than the adoptions described below, no other director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

	For the Three Months
	Ended
	September 30, 2026
		Total
		Number of	Duration of
Name		Shares to	Trading
(Title)	Date of Adoption	be Sold	Arrangement[1]
Elizabeth Muller (CEO)	September 15, 2026	302,199	Up to 1 year
Blake Janover (Director)	September 15, 2026	40,000	Up to 1 year
Leslie Goldman Tepper (Director)	September 15, 2026	40,000	Up to 1 year
Thomas Glanville (Director)	September 15, 2026	40,000	Up to 1 year
Jonathon Angell (Director)	September 15, 2026	55,000	Up to 1 year

1Sales are scheduled to begin on March 2, 2027. Each trading arrangement will terminate on the earliest to occur of: (a) one (1) year after the date the broker begins executing sales under the arrangement, (b) the execution of all trades contemplated under the arrangement; (c) promptly after the broker receives written notice that the director or officer has filed a petition for bankruptcy or insolvency, or that such a petition has been filed against the director or officer and not dismissed within sixty (60) days of its filing, or of the director’s or officer’s liquidation or dissolution; (d) promptly after the broker receives written notice of the director’s or officer’s death or legal incapacity; (e) at any time upon one day’s prior written notice by the director or officer to the broker; (f) upon a reasonable determination by the broker, or promptly after a reasonable determination by the director or officer and notice to the broker, that the arrangement does not comply with Rule 10b5-1 or other applicable securities laws, that the director or officer or the broker has not complied with the arrangement, Rule 10b5-1 or other applicable securities laws, or that the director or officer has made misstatements in the representations or warranties in the arrangement; (g) the broker’s receipt of written notice from the Company or the director or officer of the filing of a bankruptcy petition by the Company, the public announcement of a merger, recapitalization, acquisition, tender or exchange offer or other business combination or reorganization resulting in the exchange or conversion of the Company’s common stock into shares of another company, or the conversion of the Company’s common stock into rights to receive fixed amounts of cash or into debt securities or preferred stock; (h) immediately upon the director’s or officer’s failure to deliver shares as required under the arrangement; (i) the occurrence of another termination event specified in the arrangement; or (j) immediately after written notification from the Company’s Chief Financial Officer that the arrangement is terminated due to a decision by the Company to net settle the tax and other liabilities that are the reason for the arrangement.

Shelf Registration Statement

Concurrently with the filing of this Quarterly Report, the Company intends to file a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC. The Company is filing the Shelf Registration Statement for general corporate housekeeping purposes in order to provide the Company with flexibility to access the capital markets from time to time in the future. The Shelf Registration Statement has not yet been declared effective by the SEC, and securities may not be sold, nor may offers to buy be accepted, prior to the time the Shelf Registration Statement becomes effective. This Quarterly Report shall not constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction.

Non-Affiliate Market Shares and Value

As of October 30, 2026, more than 5% of the Company’s outstanding shares of common stock, its only class of voting securities, were held by stockholders other than its directors, executive officers, holders of 10% or more of its common stock and their respective affiliates, and were not subject to lock-up or other contractual transfer restrictions.

ITEM 6. Exhibits

Exhibit Number	Description of Document
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

DEEP FISSION, INC.
(Registrant)

Date: November 4, 2026	By:	/s/ Elizabeth Muller
Elizabeth Muller
Title: Chair, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2026	By:	/s/ William (Mark) Schmitz
William (Mark) Schmitz
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)